Form 10-K/A
period 2020-12-31
North Mountain Merger Corp.
filed 2021-05-24
CIK 1819157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from           to

Commission File Number 001-39523

North Mountain Merger Corp.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-1960216 (I.R.S. Employer Identification No.)

767 Fifth Avenue, 9th Floor
New York, NY 10153
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (646) 446-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	NMMCU	The Nasdaq Stock Market LLC
Shares of Class A common stock Warrants	NMMC NMMCW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

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

Documents Incorporated by Reference: None.

EXLANATORY NOTE

This Amendment No. 1 (this “Report”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of North Mountain Merger Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Filing”).

    On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (together “SEC Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the SEC Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated its accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) and concluded that the Warrants should be treated as derivative liabilities pursuant to ASC 815-40.

Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements for the period from July 14, 2020 (inception) through December 31, 2020 (the “Affected Period”), inclusive of any issued financial statements between the aforementioned period, should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock and should no longer be relied upon.

Historically, our warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on September 22, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the public and private warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Report to amend the disclosures in the Risk Factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8 and Controls and Procedures described in Item 9A, in the Original Filing to give effect to the change in accounting for the warrants.

The change in accounting for the public and private warrants did not have any impact on our liquidity or costs of operating our business to the Financial Statements in the Affected Period included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the public and private warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures of the Original Filing are hereby amended and restated in their entirety. This Report should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Report does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

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

Our Derivative Instruments are accounted for as liabilities and the changes in value of our Derivative Instruments could have a material effect on our financial results.

In light of the April 2021 SEC Staff statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, our management evaluated the terms of our warrant agreement entered into in connection with our initial public offering and concluded that the public warrants and the private placement (together, the “Warrants”) include provisions that, based on the Staff statement, preclude the warrants from being classified as components of equity. As a result, we have classified our warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of our warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our warrants and that such gains or losses could be material.
In connection with the restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to a material weakness in internal controls over financial reporting solely related to our accounting for warrants. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the April 2021 Staff statement, and after consultation with our independent registered public accounting firm and our management team, our audit committee concluded that, in light of the SEC Staff statement, it was appropriate to restate our previously issued financial statements.  As part of such process, we identified a material weakness in our internal controls over financial reporting, solely related to our accounting for warrants.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timing filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

Results of Operations (as restated)

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations

For the period from July 14, 2020 (inception) through December 31, 2020, we had a net loss of $4,563,349, which consists of operating costs of $648,442 and a change in the fair value of warrant liabilities of $3,918,000, offset by interest earned on marketable securities held in the Trust Account of $3,093.

For the period from July 14, 2020 (inception) through September 30, 2020, we had a net loss of $414,554, which consists of operating costs of $428,997, offset by interest income on marketable securities held in the Trust Account of $443 and a change in the fair value of warrant liabilities of $14,000.

Liquidity and Capital Resources (as restated)

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

For the period from July 14, 2020 (inception) through December 31, 2020, cash used in operating activities was $441,479. Net loss of $4,563,349 was affected by interest earned on marketable securities held in the Trust Account of $3,093, a change in the fair value of warrant liabilities of $3,918,000, transaction costs allocable to warrant liabilities of $355,812, compensation expense related to warrant liabilities of $55,000 and changes in operating assets and liabilities, which used $203,849 of cash from operating activities.

For the period from July 14, 2020 (inception) through September 30, 2020, cash used in operating activities was $404,152. Net loss of $414,554 was affected by interest earned on marketable securities held in the Trust Account of $443, a change in the fair value of warrant liabilities of $14,000, transaction costs allocable to warrant liabilities of $355,812, compensation expense related to warrant liabilities of $55,000, and changes in operating assets and liabilities, which used $385,967 of cash from operating activities.

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

Warrant Liability [as restated]

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the private warrants was estimated using a Modified Black-Scholes Model. The fair value of the public warrants was initially measured using the Modified Black-Scholes model, and then subsequently measured at the public trading price. The key inputs and assumptions used for the Modified Black-Scholes model were the common stock price, expected term in years, expected volatility derived using a Monte Carlo Simulation, exercise price, and risk-free interest rate (see Note 10).

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were ineffective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on September 22, 2020, our private warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our private warrants should be presented as liabilities with subsequent fair value remeasurement. As such, we have determined that a material weakness related to warrant liabilities exists within our internal controls as of December 31, 2020.

To remediate this material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Scott O’Callaghan is a Director. He is currently serves as the Managing Director of Onex Credit and focuses on Onex Credit’s fundraising efforts. Mr. O’Callaghan has 34 years of experience in the leveraged credit markets, including business development roles for alternative credit investment firms. Mr. O’Callaghan served as a director of South Mountain Merger Corp. from June 2020 until the consummation of its business combination in January 2021. Before joining Onex Credit in 2019, Mr. O’Callaghan was a partner and managed business development for Rotation Capital Management and MidOcean Credit Partners. Previously he was global head of leverage finance sales at Bank of America, and held various positions at Deutsche Bank, Bankers Trust, Drexel Burnham Lambert and Manufacturers Hanover Trust. Mr. O’Callaghan earned a B.A. from Brown University in 1986. Mr. O’Callaghan was selected to serve on our Board of Directors due to his extensive experience in the financial services industry.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

 (c)          Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K/A.

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

Exhibit Number	Description
31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 24th day of May, 2021.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 14, 2020 (inception) through December 31, 2020 have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, CA
March 30, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is May 24, 2021.

NORTH MOUNTAIN MERGER CORP.
BALANCE SHEET (As Restated)
DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$971,469
Prepaid expenses	328,114
Total Current Assets	1,299,583

Marketable securities held in Trust Account	132,253,093
TOTAL ASSETS	$133,552,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities - accounts payable and accrued expenses	$124,265
Warrant Liabilities - Private Warrants	5,673,000
Warrant Liabilities - Public Warrants	8,927,000
Deferred underwriting payable	4,628,750
Total Liabilities	19,353,015

Commitments

Class A common stock subject to possible redemption 10,919,966 shares at redemption value	109,199,660

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,305,034 issued and outstanding (excluding 10,919,966 shares subject to possible redemption)	231
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,306,250 shares issued and outstanding	331
Additional paid-in capital	9,562,788
Accumulated deficit	(4,563,349)
Total Stockholders’ Equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,552,676

The accompanying notes are an integral part of the financial statements.

NORTH MOUNTAIN MERGER CORP.
STATEMENT OF OPERATIONS (As Restated)
FOR THE PERIOD FROM JULY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$237,630
Loss from operations	(237,630)

Other income:
Change in fair value of warrant liabilities	(3,918,000)
Transaction costs allocable to warrant liabilities	(355,812)
Other offering expense related to warrant liabilities	(55,000)
Interest earned on marketable securities held in Trust Account	3,093
Other income	(4,325,719)

Loss before provision for income taxes	(4,563,349)
Net loss	$(4,563,349)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,334,822

Basic and diluted net loss per share, Common Stock subject to possible redemption	$(0.00)

Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	4,240,546

Basic and diluted net loss per share, Non-redeemable Common Stock	$(1.08)

The accompanying notes are an integral part of the financial statements.

NORTH MOUNTAIN MERGER CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated)
FOR THE PERIOD FROM JULY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	3,306,250	331	24,669	—	25,000

Sale of 13,225,000 Units, net of paid and deferred underwriting discounts	13,225,000	1,322	—	—	118,736,688	—	118,738,010

Class A common stock subject to possible redemption	(10,919,966)	(1,091)	—	—	(109,198,569)	—	(109,199,660)

Net loss	—	—	—	—	—	(4,563,349)	(4,563,349)
Balance – December 31, 2020	2,305,034	$231	3,306,250	$331	$$9,562,788	$(4,563,349)	$5,000,001

The accompanying notes are an integral part of the financial statements.

NORTH MOUNTAIN MERGER CORP.
STATEMENT OF CASH FLOWS (As Restated)
FOR THE PERIOD FROM JULY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(4,563,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,093)
Change in fair value of warrant liabilities	3,918,000
Transaction costs allocable to warrant liabilities	355,812
Other offering expenses related to warrant liabilities	55,000
Changes in operating assets and liabilities:
Prepaid expenses	(328,114)
Accounts payable and accrued expenses	124,265
Net cash used in operating activities	(441,479)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(132,250,000)
Net cash used in investing activities	(132,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	129,832,700
Proceeds from sale of Private Placement Warrants	4,145,000
Proceeds from promissory note – related party	75,000
Repayment of promissory note – related party	(75,000)
Payment of offering costs	(339,752)
Net cash provided by financing activities	133,662,948

Net Change in Cash	971,469
Cash – Beginning of period	—
Cash – End of period	$971,469

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,145,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to North Mountain LLC (the “Sponsor”), generating gross proceeds of $4,145,000, which is described in Note 4.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (together “SEC Staff”) issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. Following the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As Previously Reported	Adjustments	As Restated

Balance sheet as of September 22, 2020 (audited)
Total Liabilities	$4,848,750	$10,682,000	$15,530,750
Class A Common Stock Subject to Possible Redemption	124,031,840	(10,682,000)	113,349,840
Class A Common Stock	82	107	189
Additional Paid-in Capital	5,001,945	410,705	5,412,650
Accumulated Deficit	(2,352)	(410,812)	(413,164)
Total Stockholder’s Equity	5,000,006	-	5,000,006
Number of Class A common stock subject to redemption	12,403,184	(1,068,200)	11,334,984

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$4,628,750	$10,668,000	$15,296,750
Class A Common Stock Subject to Possible Redemption	124,016,455	(10,668,000)	113,348,455
Class A Common Stock	82	107	189
Additional Paid-in Capital	5,017,330	396,705	5,414,035
Accumulated Deficit	(17,742)	(396,812)	(414,554)
Total Stockholder’s Equity	5,000,001	-	5,000,001
Number of Class A common stock subject to redemption	12,401,604	(1,066,796)	11,334,808

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$4,753,015	$14,600,000	$19,353,015
Class A Common Stock Subject to Possible Redemption	123,799,660	(14,600,000)	109,199,660
Class A Common Stock	85	146	231
Additional Paid-in Capital	5,234,122	4,328,666	9,562,788
Accumulated Deficit	(234,537)	(4,328,812)	(4,563,349)
Total Stockholder’s Equity	5,000,001	-	5,000,001
Number of Class A common stock subject to redemption	12,379,966	(1,460,000)	10,919,966

Period ended September 30, 2020 (unaudited)
Net loss	$(17,742)	$(396,812)	$(414,554)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	0.00	11,334,984	11,334,984
Basic and diluted net earnings per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average non-redeemable common stock outstanding, basic and diluted	3,003,520	(318,857)	2,684,663
Basic and diluted net loss per non-redeemable common stock	(0.01)	(0.30)	(0.31)
Year ended December 31, 2020 (audited)
Net loss	$(234,537)	$(4,328,812)	$(4,563,349)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	12,401,730	(1,066,908)	11,334,822
Basic and diluted net earnings per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average non-redeemable common stock outstanding, basic and diluted	3,612,953	627,593	4,240,546
Basic and diluted net loss per non-redeemable common stock	(0.06)	(1.02)	(1.08)

Cash Flow Statement for the period ended September 30, 2020 (audited)
Net loss	$(17,742)	$(396,812)	$(414,554)
Change in fair value of warrant liabilities	—	(14,000)	(14,000)
Allocation of initial public offering costs	—	355,812	355,812
Other offering expense related to warrant liabilities	—	55,000	55,000

Cash Flow Statement for the Year ended December 31, 2020 (audited)
Net loss	$(234,537)	$(4,328,812)	$(4,563,349)
Change in fair value of warrant liabilities	—	3,918,000	3,918,000
Allocation of initial public offering costs	—	355,812	355,812
Other offering expense related to warrant liabilities	—	55,000	55,000

NOTE 2a. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability (as restated)

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the private warrants was estimated using a Modified Black-Scholes Model. The fair value of the public warrants was initially measured using the Modified Black-Scholes model, and then subsequently measured at the public trading price. The key inputs and assumptions used for the Modified Black-Scholes model were the common stock price, expected term in years, expected volatility derived using a Monte Carlo Simulation, exercise price, and risk-free interest rate (see Note 10).

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

Net Loss per Share (as restated)

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

For the Period from July 14, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,554
Less: Income and franchise taxes	(2,554)
Net loss allocable to shares subject to possible redemption	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	11,334,822
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(4,240,546)
Net loss allocable to Common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(4,240,546)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	4,240,546
Basic and diluted net loss per share	$(1.08)

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

Fair Value Measurements (as restated)

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•          Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•          Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•          Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments (as restated)

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

NOTE 7. STOCKHOLDERS’ EQUITY (as restated)

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

NORTH MOUNTAIN MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 2,305,034 shares of Class A common stock issued and outstanding, excluding 10,919,966 shares of Class A common stock subject to possible redemption.

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

NOTE 8. WARRANT LIABILITIES

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX (as restated)

The income tax provision for the period from July 14, 2020 (inception) through December 31, 2020 consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(49,253)

State and Local
Current	—
Deferred	—

Change in valuation allowance	49,253

Income tax provision	$—

The Company’s net deferred tax assets is as follows:

December 31, 2020
Deferred tax assets
Start-up Costs	$30,269
Net operating loss carryforward	18,984
Total deferred tax assets	49,253
Valuation Allowance	(49,253)
Deferred tax assets, net of allowance	$—

NORTH MOUNTAIN MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

As of December 31, 2020, the Company had $90,400 of U.S. federal net operating loss carryovers available to offset future taxable income.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liabilities	(18.0)%
Transaction costs allocable to warrant liabilities	(1.6)%
Compensation expense related to warrant liabilities	(0.3)%
Valuation allowance	(1.1)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

NOTE 10. FAIR VALUE MEASUREMENTS (as restated)

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

NORTH MOUNTAIN MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 22, 2020	September 30, 2020	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$132,250,000	$132,250,443	$132,253,093

Liabilities:
Warrant Liability – Public Warrants	1	6,482,000	6,474,000	8,927,000
Warrant Liability – Private Placement Warrants	3	4,200,000	4,194,000	5,673,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial and Subsequent Measurement – Private Placement and Public Warrants

The Company established the initial fair value for the Warrants on September 22, 2020.  On September 30, 2020 and on December 31, 2020 the fair value was remeasured.  For both periods, the Private Placement Warrants were not separately traded on an open market.  For the period ending September 30, 2020, the Public Warrants were not separately traded on an open market.  As such, the Company used a Modified Black-Scholes model to value the Warrants.  The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified as Level 3 at the measurement dates due to the use of unobservable inputs.  The Public Warrants were classified as Level 3 at the initial measurement date and the September 30, 2020 measurement date due to the use of unobservable inputs.

The key inputs into the Modified Black-Scholes model were as follows at initial measurement, September 30, 2020, and December 31, 2021:

Input	September 22, 2020	September 30, 2020	December 31, 2020
Common Stock Price	$9.51	$9.51	$10.33
Expected term (years)	6.00	5.98	5.73
Expected Volatility (Public Warrants) derived from Monte Carlo Simulation	17.04%	17.04%	17.04%
Expected Volatility (Private Placement Warrants) derived from Monte Carlo Simulation	17.40%	17.40%	17.34%
Estimated probability of successful business combination	100.00%	100.00%	100.00%
Exercise Price	$11.50	$11.50	$11.50
Risk-free rate of interest	0.36%	0.37%	0.47%

Subsequent Measurement – Public Warrants

The Public Warrants are measured at fair value on a recurring basis.  The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2020, the aggregate value of the Public Warrants was $8.9 million.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of July 13, 2020 (inception)	$—	$—	$—
Initial measurement on September 22, 2020	4,200,000	6,482,000	10,682,000
Change in fair value of warrant liabilities	(6,000)	(8,000)	(14,000)
Fair value as of September 30, 2020	$4,194,000	6,474,000	10,668,000
Change in fair value of warrant liabilities	1,479,000	2,453,000	3,932,000
Fair value as of December 31, 2020	$5,673,000	$8,927,000	$14,600,000

For the period ending December 31, 2020, a total of $6,482,000 of Public Warrants was transferred out of Level 3 into Level 1.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.