Form 10-Q
period 2021-06-30
North Mountain Merger Corp.
filed 2021-08-12
CIK 1819157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 12, 2021, there were 13,225,000 shares of Class A common stock, par value $0.0001 per share, and 3,306,250 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTH MOUNTAIN MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

NORTH MOUNTAIN MERGER CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$642,211	$971,469
Prepaid expenses	245,367	328,114
Total Current Assets	887,578	1,299,583

Marketable securities held in Trust Account	132,257,022	132,253,093
TOTAL ASSETS	$133,144,600	$133,552,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	201,267	124,265
Total Current Liabilities	201,267	124,265

Deferred underwriting fee payable	4,628,750	4,628,750
Warrant liabilities – Private Warrants	5,430,000	5,673,000
Warrant liabilities – Public Warrants	8,596,250	8,927,000
Total Liabilities	18,856,267	19,353,015

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 10,928,252 and 10,919,966 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	109,288,323	109,199,660

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,296,748 and 2,305,034 shares issued and outstanding (excluding 10,928,252 and 10,919,966 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	230	231
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,306,250 shares issued and outstanding as of June 30, 2021 and December 31, 2020	331	331
Additional paid-in capital	9,474,126	9,562,788
Accumulated deficit	(4,474,677)	(4,563,349)
Total Stockholders’ Equity	5,000,010	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,144,600	$133,552,676

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating costs	$238,322	$489,007
Loss from operations	(238,322)	(489,007)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	1,976	3,929
Change in fair value of warrants liabilities	(2,133,250)	573,750
Other (expense) income, net	(2,131,274)	577,679

(Loss) Income before income taxes	$(2,369,596)	$88,672
(Provision) Benefit for income taxes	—	—
Net (loss) income	$(2,369,596)	$88,672

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,165,366	11,043,344

Basic and diluted net income per share, Common Stock subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	5,365,884	5,487,906

Basic and diluted net income per share, Non-redeemable Common Stock	$(0.44)	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	2,305,034	$231	3,306,250	$331	$9,562,788	$(4,563,349)	$5,000,001

Change in value of common stock subject to possible redemption, Warrants	(245,400)	(25)	—	—	(2,458,235)	—	(2,458,260)

Net income	—	—	—	—	—	2,458,268	2,458,268
Balance – March 31, 2021	2,059,634	$206	3,306,250	$331	$7,104,553	$(2,105,081)	$5,000,009

Change in value of common stock subject to possible redemption, Warrants	237,114	24	—	—	2,369,573	—	2,369,597

Net loss	—	—	—	—	—	(2,369,596)	(2,369,596)
Balance – June 30, 2021	2,296,748	$230	3,306,250	$331	$9,474,126	$(4,474,677)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$88,672
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expenses (earned) on marketable securities held in Trust Account	(3,929)
Change in fair value of warrants liabilities	(573,750)
Changes in operating assets and liabilities:
Prepaid expenses	82,747
Accounts payable and accrued expenses	77,002
Net cash used in operating activities	(329,258)

Net Change in Cash	(329,258)
Cash — Beginning	971,469
Cash — Ending	$642,211

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$88,663

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period from July 14, 2020 (inception) through June 30, 2021 relates to the Company’s formation the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

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
JUNE 30, 2021
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
JUNE 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 24, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,976	$3,929
Less: Income and franchise taxes	(1,976)	(3,929)
Net loss allocable to shares subject to possible redemption	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	11,165,366	11,043,344
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus Net Earnings
Net (loss) income	$(2,369,596)	$88,672
Non-Redeemable net (loss) income	$(2,369,596)	$88,672
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	5,365,884	5,487,906
Basic and diluted net income per share	$(0.44)	$0.02

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
JUNE 30, 2021
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

Administrative Support Agreement

The Company has agreed, commencing on September 22, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred approximately $30,000 and $60,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheets.

Promissory Note — Related Party

On July 14, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $75,000 was repaid at the closing of the Initial Public Offering on September 22, 2020. No amount is outstanding as of June 30, 2021.

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 2,296,748 and 2,305,034 shares of Class A common stock issued and outstanding, excluding 10,928,252 and 10,919,966 shares of Class A common stock subject to possible redemption, respectively.

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 3,306,250 shares of Class B common stock issued and outstanding.

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
JUNE 30, 2021
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$132,257,022	$132,253,093

Liabilities:
Warrant Liability – Public Warrants	1	$8,596,250	8,927,000
Warrant Liability – Private Placement Warrants	3	$5,430,000	5,673,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Private Placement Warrants

The fair value of the Private Placement Warrants is reported in the foregoing table as Level 3 fair value.  For the period ending June 30, 2021, the Private Placement Warrants were not separately traded on an open market.  As such, the Company used Modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date.

The key inputs into the Modified Black-Scholes model for the Private Placement Warrants at June 30, 2021:

Input	June 30, 2021
Common Stock Price	$9.73
Expected term (years)	5.23
Expected Volatility (Private Placement Warrants) derived from Monte Carlo Simulation	21.38%
Estimated probability of successful business combination	90.00%
Exercise Price	$11.50
Risk-free rate of interest	0.92%

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of June 30, 2021, the aggregate value of the Public Warrants was $8.6 million.

The following table presents the Level 3 changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$5,673,000
Change in fair value	(1,054,000)
Fair value as of March 31, 2021	4,619,000
Change in fair value	811,000
Fair value as of June 30, 2021	$5,430,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $2,369,596, which consisted of operating costs of $238,322 and a change in fair value of warrant liabilities of $2,133,250, offset by interest earned on marketable securities held in the Trust Account of $1,976.

For the six months ended June 30, 2021, we had net income of $88,672, which consisted of a change in fair value of warrant liabilities of $573,750 and interest earned on marketable securities held in the Trust Account of $3,929, offset by operating costs of $489,007.

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

For the six months ending June 30, 2021 cash used in operating activities was $329,258. Net income of $88,672 was affected by interest earned on marketable securities held in the Trust Account of $3,929 and a change in fair value of warrant liability of $573,750. Changes in operating assets and liabilities provided $159,749 of cash for operating activities.

As of June 30, 2021, we had cash and marketable securities held in the trust account of $132,257,022. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended June 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $642,211 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Restatement of Previously Issued Financial Statements

On May 24, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from July 14, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described above, our disclosure controls and procedures were not effective as of June 30, 2021.

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

NORTH MOUNTAIN MERGER CORP.

Date: August 12, 2021	By:	/s/ Charles B. Bernicker
	Name:	Charles B. Bernicker
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Date: August 12, 2021	By:	/s/ Nicholas Dermatas
	Name:	Nicholas Dermatas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)