Form 10-Q
period 2021-09-30
North Mountain Merger Corp.
filed 2021-11-22
CIK 1819157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 22, 2021, there were 13,225,000 shares of Class A common stock, par value $0.0001 per share, and 3,306,250 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTH MOUNTAIN MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Balance Sheets as of September 30, 2021 and December 31, 2020	1
Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from July 14, 2020 (inception) through September 30, 2020	2
Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and for the period from July 14, 2020 (inception) through September 30, 2020	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from July 14, 2020 (inception) through September 30, 2020	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

PART I - FINANCIAL INFORMATION

NORTH MOUNTAIN MERGER CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated – See Note 2)
ASSETS
Current Assets
Cash	$576,437	$971,469
Prepaid expenses	179,500	328,114
Total Current Assets	755,937	1,299,583

Marketable securities held in Trust Account	132,259,019	132,253,093
TOTAL ASSETS	$133,014,956	$133,552,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses	272,834	124,265
Total Current Liabilities	272,834	124,265

Deferred underwriting fee payable	4,628,750	4,628,750
Warrant liabilities – Private Warrants	3,740,000	5,673,000
Warrant liabilities – Public Warrants	5,885,125	8,927,000
Total Liabilities	14,526,709	19,353,015

Commitments and Contingencies (Note 7)

Class A common stock subject to possible redemption, 13,225,000 shares at redemption value as of September 30, 2021 and December 31, 2020	132,250,000	132,250,000

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 13,225,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,306,250 shares issued and outstanding as of September 30, 2021 and December 31, 2020	331	331
Additional paid-in capital	—	—
Accumulated deficit	(13,762,084)	(18,050,670)
Total Stockholders’ Deficit	(13,761,753)	(18,050,339)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$133,014,956	$133,552,676

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,	For the Period from July 14, 2020 (Inception) through September 30,	Nine Months Ended September 30,	For the Period from July 14, 2020 (Inception) through September 30,
	2021	2020 (Restated – See Note 2)	2021	2020 (Restated – See Note 2)

Operating costs	$203,208	$18,185	$692,215	$18,185
Loss from operations	(203,208)	(18,185)	(692,215)	(18,185)

Other income (loss):
Transaction costs allocated to warrants	—	(355,812)	—	(355,812)
Interest earned on marketable securities held in Trust Account	1,997	443	5,926	443
Change in fair value of warrant liability	4,401,125	(41,000)	4,974,875	(41,000)
Total other income (loss), net	4,403,122	(396,369)	4,980,801	(396,369)

Net income (loss)	$4,199,914	$(414,554)	$4,288,586	$(414,554)

Basic and diluted weighted average shares outstanding, Class A common stock	13,225,000	1,356,410	13,225,000	1,356,410
Basic and diluted net income (loss) per share, Class A common stock	$0.25	$(0.10)	$0.26	$(0.10)

Basic and diluted weighted average shares outstanding, Class B common stock	3,306,250	2,919,231	3,306,250	2,919,231
Basic and diluted net income (loss) per share, Class B common stock	$0.25	$(0.10)	$0.26	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (Restated – See Note 2)	—	$—	3,306,250	$331	$—	$(18,050,670)	$(18,050,339)

Net income	—	—	—	—	—	2,458,268	2,458,268

Balance – March 31, 2021 (Restated – See Note 2)	—	$—	3,306,250	$331	$—	$(15,592,402)	$(15,592,071)

Net loss	—	—	—	—	—	(2,369,596)	(2,369,596)

Balance – June 30, 2021 (Restated – See Note 2)	—	$—	3,306,250	$331	$—	$(17,961,998)	$(17,961,667)

Net income	—	—	—	—	—	4,199,914	4,199,914

Balance – September 30, 2021 (Restated – See Note 2)	—	$—	3,306,250	$331	$—	$(13,762,084)	$(13,761,753)

FOR THE PERIOD FROM JULY 14, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 14, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	3,306,250	331	24,669	—	25,000

Measurement adjustment of common stock subject to redemption amount	—	—	—	—	(24,669)	(13,487,321)	(13,511,990)

Net loss	—	—	—	—	—	(414,554)	(414,554)

Balance – September 30, 2020 (Restated – See Note 2)	—	$—	3,306,250	331	—	(13,901,875)	(13,901,544)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	For The Period From July 14, 2020 (Inception) Through September 30,
	2021	2020
		(Restated – See Note 2)
Cash Flows from Operating Activities:
Net income (loss)	$4,288,586	$(414,554)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,926)	(443)
Change in fair value of warrant liability	(4,974,875)	41,000
Transaction costs allocated to warrants	—	355,812
Changes in operating assets and liabilities:
Prepaid expenses	148,614	(385,967)
Accrued expenses	148,569	—
Net cash used in operating activities	(395,032)	(404,152)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(132,250,000)
Net cash used in investing activities	—	(132,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	129,832,700
Proceeds from sale of Private Placement Warrants	—	4,145,000
Proceeds from promissory note – related party	—	75,000
Repayment of promissory note – related party	—	(75,000)
Payment of offering costs	—	(339,752)
Net cash provided by financing activities	—	133,662,948

Net Change in Cash	(395,032)	1,008,796
Cash – Beginning of period	971,469	—
Cash – End of period	$576,437	$1,008,796

Non-Cash investing and financing activities:
Measurement adjustment of Class A common stock subject to redemption amount	$—	$(13,511,990)
Deferred underwriting fee payable	$—	$4,628,750

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period from July 14, 2020 (inception) through September 30, 2021 relates to the Company’s formation the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on September 17, 2020. On September 22, 2020, the Company consummated the Initial Public Offering of 13,225,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 1,725,000 Units, at $10.00 per Unit, generating gross proceeds of $132,250,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,145,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to North Mountain LLC (the “Sponsor”), generating gross proceeds of $4,145,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account initially funded by the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of permitted withdrawals and excluding the amount of any deferred underwriting discount) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully complete a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per Public Share) plus a pro rata portion of the interest earned on the funds held in the Trust Account and not previously withdrawn to fund permitted withdrawals. The per share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules). If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined below in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor or any of the Company’s officers, directors or any of their affiliates acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Completion Window. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern and Managements’ Plan

As of September 30, 2021, the company had $576,437 of cash within the operating bank account and a working capital balance of $633,103.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that it will need to obtain additional capital in order to have adequate liquidity to sustain operations, which consists of pursuing a Business Combination. While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time through at least one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly accounted for its Class A common stock subject to possible redemption. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted an error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the correction in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common stock calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of September 22, 2020 (unaudited)
Class A common stock subject to possible redemption	$113,349,840	$18,900,160	$132,250,000
Class A common stock	$189	$(189)	$—
Additional paid-in capital	$5,412,650	$(5,412,650)	$—
Accumulated deficit	$(413,164)	$(13,487,321)	$(13,900,485)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(18,900,160)	$(13,900,154)
Number of Class A common stock subject to possible redemption	11,334,984	1,890,160	13,225,000

Balance Sheet as of September 30, 2020 (unaudited)
Class A common stock subject to possible redemption	$113,348,455	$18,901,545	$132,250,000
Class A common stock	$189	$(189)	$—
Additional paid-in capital	$5,414,035	$(5,414,035)	$—
Accumulated deficit	$(414,554)	$(13,487,321)	$(13,901,875)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(18,901,545)	$(13,901,544)
Number of Class A common stock subject to possible redemption	11,334,808	1,890,192	13,225,000

Balance Sheet as of December 31, 2020 (unaudited)
Class A common stock subject to possible redemption	$109,199,660	$23,050,340	$132,250,000
Class A common stock	$231	$(231)	$—
Additional paid-in capital	$9,562,788	$(9,562,788)	$—
Accumulated deficit	$(4,563,349)	$(13,487,321)	$(18,050,670)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(23,050,340)	$(18,050,339)
Number of Class A common stock subject to possible redemption	10,919,966	2,305,034	13,225,000

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$111,657,920	$20,592,080	$132,250,000
Class A common stock	$206	$(206)	$—
Additional paid-in capital	$7,104,553	$(7,104,553)	$—
Accumulated deficit	$(2,105,081)	$(13,487,321)	$(15,592,402)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(20,592,080)	$(15,592,071)
Number of Class A common stock subject to possible redemption	11,165,366	2,059,634	13,225,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$109,288,323	$22,961,677	$132,250,000
Class A common stock	$230	$(230)	$—
Additional paid-in capital	$9,474,126	$(9,474,126)	$—
Accumulated deficit	$(4,474,677)	$(13,487,321)	$(17,961,998)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(22,961,677)	$(17,961,667)
Number of Class A common stock subject to possible redemption	10,928,252	2,296,748	13,225,000

Statement of Operations for the Period From July 14, 2020 (inception) through September 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	11,334,984	(9,978,574)	1,356,410
Basic and diluted net loss per share, Class A common stock	$—	(0.10)	$(0.10)
Basic and diluted weighted average shares outstanding, Class B common stock	2,684,663	234,568	2,919,231
Basic and diluted net loss per share, Class B common stock	$(0.31)	$0.21	$(0.10)

Statement of Operations for the Period From July 14, 2020 (inception) through December 31, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	11,334,822	(3,555,410)	7,779,412
Basic and diluted net loss per share, Class A common stock	$—	(0.42)	$(0.42)
Basic and diluted weighted average shares outstanding, Class B common stock	4,240,546	(1,111,870)	3,128,676
Basic and diluted net loss per share, Class B common stock	$(1.08)	$0.66	$(0.42)

Statement of Operations for the Three Months ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	10,919,966	2,305,034	13,225,000
Basic and diluted net loss per share, Class A common stock	$—	0.15	$0.15
Basic and diluted weighted average shares outstanding, Class B common stock	5,611,284	(2,305,034)	3,306,250
Basic and diluted net loss per share, Class B common stock	$0.44	$(0.29)	$0.15

Statement of Operations for the Three Months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	11,165,366	2,059,634	13,225,000
Basic and diluted net loss per share, Class A common stock	$—	(0.14)	$(0.14)
Basic and diluted weighted average shares outstanding, Class B common stock	5,365,884	(2,059,634)	3,306,250
Basic and diluted net loss per share, Class B common stock	$(0.44)	$0.30	$(0.14)

Statement of Operations for the Six Months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	11,043,344	2,181,656	13,225,000
Basic and diluted net loss per share, Class A common stock	$—	0.01	$0.01
Basic and diluted weighted average shares outstanding, Class B common stock	5,487,906	(2,181,656)	3,306,250
Basic and diluted net loss per share, Class B common stock	$0.02	$(0.01)	$0.01

Statement of Cash Flows for the Period From July 14, 2020 (inception) through September 30, 2020 (unaudited)
Supplemental non-cash disclosure: Initial classification of common stock subject to possible redemption	$113,349,840	$(113,349,840)	$—
Supplemental non-cash disclosure: Change in value of common stock subject to possible redemption	$(1,385)	$1,385	$—
Supplemental non-cash disclosure: Measurement adjustment of Class A common stock subject to redemption amount	$—	$(13,511,990)	$(13,511,990)

Statement of Cash Flows for the Period From July 14, 2020 (inception) through December 31, 2020 (unaudited)
Supplemental non-cash disclosure: Initial classification of common stock subject to possible redemption	$113,349,840	$(113,349,840)	$—
Supplemental non-cash disclosure: Change in value of common stock subject to possible redemption	$(4,150,180)	$4,150,180	$—
Supplemental non-cash disclosure: Measurement adjustment of Class A common stock subject to redemption amount	$—	$(13,511,990)	$(13,511,990)

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Supplemental non-cash disclosure: Change in value of common stock subject to possible redemption	$2,458,260	$(2,458,260)	$—

Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Supplemental non-cash disclosure: Change in value of common stock subject to possible redemption	$88,663	$(88,663)	$—

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Period Ended September 30, 2020 (unaudited)
Sale of 13,225,000 Units, net of underwriter discounts and offering expenses	$118,738,010	$(118,738,010)	$—
Class A Common Stock subject to possible redemption	$(113,348,455)	$113,348,455	$—
Accretion for Class A Common Stock to redemption amount	$—	$(13,511,990)	$(13,511,990)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Period Ended December 31, 2020 (unaudited)
Class A Common Stock subject to possible redemption	$4,148,795	$(4,148,795)	$—

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (unaudited)
Class A Common Stock subject to possible redemption	$(2,458,260)	$2,458,260	$—

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (unaudited)
Class A Common Stock subject to possible redemption	$2,369,597	$(2,369,597)	$—

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity. Offering costs amounted to $339,752, of which $313,144 was charged to temporary equity and $26,608 was expensed as incurred in the statement of operation upon the completion of the Initial Public Offering.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the measurement from carrying amount to redemption value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$132,250,000
Less:
Proceeds allocated to Public Warrants	$(6,482,000)
Class A common stock issuance costs	(7,029,990)
Plus:
Measurement adjustment of carrying value to redemption value	$13,511,990

Class A common stock subject to possible redemption	$132,250,000

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
Net Income (Loss) per Common Stock

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 10,757,500 shares in the calculation of diluted loss per share, since the exercise price of the warrants was below the average market price for the period.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from July 14, 2020 (Inception) through September 30, 2020		Nine Months Ended September 30, 2021		For the Period from July 14, 2020 (Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,359,931	$839,983	$(131,514)	$(283,040)	$34,308,469	$857,717	$(131,514)	$(283,040)
Denominator:
Basic and diluted weighted average stock outstanding	13,225,000	3,306,250	1,356,410	2,919,231	13,225,000	3,306,250	1,356,410	2,919,231
Basic and diluted net income (loss) per common stock	$0.25	$0.25	$(0.10)	$(0.10)	$0.26	$0.26	$(0.10)	$(0.10)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 13,225,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 1,725,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 14, 2020, the Sponsor purchased 3,306,250 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 431,250 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 8. As a result of the underwriter’s election to fully exercise the over-allotment option, 431,250 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company has agreed, commencing on September 22, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred approximately $30,000 and $90,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheets, respectively. For the period from July 14, 2020 (inception) through September 30, 2020, the Company did not record any fees for these services.

Promissory Note — Related Party

On July 14, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $75,000 was repaid at the closing of the Initial Public Offering on September 22, 2020. No amount is outstanding as of September 30, 2021.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 13,225,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 3,306,250 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITY

Warrants —Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
In addition, if the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at a newly issued price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

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

The Company’s warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25. As such, the Company accounts for its Public Warrants and Private Placement Warrants as liabilities.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$132,259,019	$132,253,093

Liabilities:
Warrant Liability – Public Warrants	1	$5,885,125	8,927,000
Warrant Liability – Private Placement Warrants	3	$3,740,000	5,673,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Private Placement Warrants

The fair value of the Private Placement Warrants is reported in the foregoing table as Level 3 fair value.  For the period ending September 30, 2021, the Private Placement Warrants were not separately traded on an open market.  As such, the Company used Modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
The key inputs into the Modified Black-Scholes model for the Private Placement Warrants at September 30, 2021:

Input	September 30, 2021
Common Stock Price	$9.79
Expected term (years)	5.50
Expected Volatility (Private Placement Warrants) derived from Monte Carlo Simulation	15.14%
Estimated probability of successful business combination	90.00%
Exercise Price	$11.50
Risk-free rate of interest	1.15%

Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of September 30, 2021, the aggregate value of the Public Warrants was $5.9 million.

The following table presents the Level 3 changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$5,673,000
Change in fair value	(1,054,000)
Fair value as of March 31, 2021	4,619,000
Change in fair value	811,000
Fair value as of June 30, 2021,	5,430,000
Change in fair value	(1,690,000)
Fair value as of September 30, 2021	$3,740,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021.

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

This Management’s Discussion and Analysis of Financial Condition has been amended and restated to give effect to the restatement of our financial statements as of September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $4,199,914, which consisted of a change in fair value of warrant liabilities of $4,401,125 and interest earned on marketable securities held in the Trust Account of $1,997, offset by operating costs of $203,208.

For the nine months ended September 30, 2021, we had net income of $4,288,586, which consisted of a change in fair value of warrant liabilities of $4,974,875 and interest earned on marketable securities held in the Trust Account of $5,926, offset by operating costs of $692,215.

For the period from July 14, 2020 (inception) through September 30, 2020, we had a net loss of $396,369, which consisted of formation and operational costs of $18,185, change in value of warrant liability of $41,000, and transaction costs of $355,812, offset by interest earned on marketable securities held in the Trust Account of $443.

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

For the nine months ending September 30, 2021 cash used in operating activities was $395,032. Net income of $4,288,586 was affected by interest earned on marketable securities held in the Trust Account of $5,926 and a change in fair value of warrant liability of $4,974,875. Changes in operating assets and liabilities provided $297,183 of cash for operating activities.

For the period from July 14, 2020 (inception) through September 30, 2020, cash used in operating activities was $404,152. Net loss of $414,554 was affected by interest earned on marketable securities held in the Trust Account of $443, change in value of warrant liability of $41,000, and transaction costs of $355,812. Changes in operating assets and liabilities used $385,967 of cash for operating activities.

As of September 30, 2021, we had cash and marketable securities held in the trust account of $132,259,019. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $576,437 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We  will need to raise additional funds in order to meet the expenditures required for operating our business. We may also need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares in connection of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

As of September 30, 2021, the company had $576,437 of cash within the operating bank account and a working capital balance of $633,103.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that we will need to obtain additional capital in order to have adequate liquidity to sustain operations, which consists of pursuing a Business Combination. While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time through at least one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”), under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the private warrants was estimated using a Modified Black-Scholes Model. The fair value of the public warrants was initially measured using the Modified Black-Scholes model, and then subsequently measured at the public trading price. The key inputs and assumptions used for the Modified Black-Scholes model were the common stock price, expected term in years, expected volatility derived using a Monte Carlo Simulation, exercise price, and risk-free interest rate.

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

Net Income per Common Stock

We calculate earnings per share to allocate net income (loss) evenly to Class A and Class B common shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s inability to properly account for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management plans to implement remediation steps to improve our internal control over financial reporting. Specifically, we plan to expand and improve our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K/A filed with the SEC on May 24, 2021.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements included in this report.  As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

NORTH MOUNTAIN MERGER CORP.

Date: November 22, 2021	By:	/s/ Charles B. Bernicker
	Name:	Charles B. Bernicker
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Date: November 22, 2021	By:	/s/ Nicholas Dermatas
	Name:	Nicholas Dermatas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)