Form 10-K/A
period 2020-12-31
North Mountain Merger Corp.
filed 2021-12-22
CIK 1819157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from           to

Commission File Number 001-39523

North Mountain Merger Corp.
(Exact name of Registrant as specified in its Charter)

Delaware	83-1960216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of December 20, 2021, there were 13,225,000 shares of Class A common stock, $0.0001 par value, and 3,306,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 2 (this “Report”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K/A of North Mountain Merger Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 24, 2021 (the “Original Filing”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly accounted for its Class A common stock subject to possible redemption. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management have since concluded that each individual Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted an error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

On November 19, 2021, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”), after consultation with management and a discussion with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accounting Firm”), concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company has not amended its Current Report on Form 8-K filed on September 28, 2020 or its quarterly report on Form 10-Q for the period ended September 30, 2020, filed on November 16, 2020, for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

We are filing this Report to amend the disclosures in the Risk Factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8 and Controls and Procedures described in Item 9A.

Internal Control and Disclosure Controls Consideration

The Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

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

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

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

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures are not effective due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements included in this report.  As part of such process, we identified a material weakness in our internal control over financial reporting, relating to our inability to properly account for complex financial instruments.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Critical Accounting Policies below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our accompanying financial statements and Item 9A: Controls and Procedures, both contained herein.

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

Net Income (Loss) per Common Stock

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s inability to properly account for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management is implementing remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Changes in Internal Control over Financial Reporting

Other than as noted below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we are expanding and working to improve our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 22nd day of December, 2021.

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

Los Angeles, CA
March 30, 2021, except for the effects of Restatement No. 1 disclosed in Note 2, to which the date is May 24, 2021, and the effects of Restatement No. 2 disclosed in Note 2, to which the date is December 22, 2021

NORTH MOUNTAIN MERGER CORP.
BALANCE SHEET (As Restated – See Note 2)
DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$971,469
Prepaid expenses	328,114
Total Current Assets	1,299,583

Marketable securities held in Trust Account	132,253,093
TOTAL ASSETS	$133,552,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities - accounts payable and accrued expenses	$124,265
Warrant Liabilities - Private Warrants	5,673,000
Warrant Liabilities - Public Warrants	8,927,000
Deferred underwriting payable	4,628,750
Total Liabilities	19,353,015

Commitments

Class A common stock subject to possible redemption 13,225,000 shares at redemption value	132,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,225,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,306,250 shares issued and outstanding	331
Additional paid-in capital	—
Accumulated deficit	(18,050,670)
Total Stockholders’ Deficit	(18,050,339)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$133,552,676

The accompanying notes are an integral part of the financial statements.

NORTH MOUNTAIN MERGER CORP.
STATEMENT OF OPERATIONS (As Restated – See Note 2)
FOR THE PERIOD FROM JULY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$237,630
Loss from operations	(237,630)

Other income:
Change in fair value of warrant liabilities	(3,918,000)
Transaction costs allocable to warrant liabilities	(355,812)
Other offering expense related to warrant liabilities	(55,000)
Interest earned on marketable securities held in Trust Account	3,093
Other income	(4,325,719)

Loss before provision for income taxes	(4,563,349)
Net loss	$(4,563,349)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	7,779,412

Basic and diluted net loss per share, Class A Common Stock subject to possible redemption	$(0.42)

Basic and diluted weighted average shares outstanding, Class B Common stock subject to possible redemption	3,128,676

Basic and diluted net loss per share, Class B Common Stock subject to possible redemption	$(0.42)

The accompanying notes are an integral part of the financial statements.

NORTH MOUNTAIN MERGER CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated – See Note 2)
FOR THE PERIOD FROM JULY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	3,306,250	331	24,669	—	25,000

Measurement adjustment of common stock subject to redemption amount	—	—	—	—	(24,669)	(13,487,321)	(13,511,990)

Net loss	—	—	—	—	—	(4,563,349)	(4,563,349)
Balance – December 31, 2020	—	$—	3,306,250	$331	$—	$(18,050,670)	$(18,050,339)

The accompanying notes are an integral part of the financial statements.

NORTH MOUNTAIN MERGER CORP.
STATEMENT OF CASH FLOWS (As Restated – See Note 2)
FOR THE PERIOD FROM JULY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(4,563,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,093)
Change in fair value of warrant liabilities	3,918,000
Transaction costs allocable to warrant liabilities	355,812
Other offering expenses related to warrant liabilities	55,000
Changes in operating assets and liabilities:
Prepaid expenses	(328,114)
Accounts payable and accrued expenses	124,265
Net cash used in operating activities	(441,479)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(132,250,000)
Net cash used in investing activities	(132,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	129,832,700
Proceeds from sale of Private Placement Warrants	4,145,000
Proceeds from promissory note – related party	75,000
Repayment of promissory note – related party	(75,000)
Payment of offering costs	(339,752)
Net cash provided by financing activities	133,662,948

Net Change in Cash	971,469
Cash – Beginning of period	—
Cash – End of period	$971,469

Non-Cash investing and financing activities:
Measurement adjustment of Class A common stock subject to redemption amount	$(13,511,990)
Deferred underwriting fee payable	$4,628,750

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

NOTE 2. RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Restatement No.1

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

	As Previously Reported	Adjustments	As Adjusted – Restatement No. 1

Balance sheet as of September 22, 2020 (unaudited)
Total Liabilities	$4,848,750	$10,682,000	$15,530,750
Class A Common Stock Subject to Possible Redemption	124,031,840	(10,682,000)	113,349,840
Class A Common Stock	82	107	189
Additional Paid-in Capital	5,001,945	410,705	5,412,650
Accumulated Deficit	(2,352)	(410,812)	(413,164)
Total Stockholder’s Equity	5,000,006	-	5,000,006
Number of Class A common stock subject to redemption	12,403,184	(1,068,200)	11,334,984

Condensed Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$4,628,750	$10,668,000	$15,296,750
Class A Common Stock Subject to Possible Redemption	124,016,455	(10,668,000)	113,348,455
Class A Common Stock	82	107	189
Additional Paid-in Capital	5,017,330	396,705	5,414,035
Accumulated Deficit	(17,742)	(396,812)	(414,554)
Total Stockholder’s Equity	5,000,001	-	5,000,001
Number of Class A common stock subject to redemption	12,401,604	(1,066,796)	11,334,808

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$4,753,015	$14,600,000	$19,353,015
Class A Common Stock Subject to Possible Redemption	123,799,660	(14,600,000)	109,199,660
Class A Common Stock	85	146	231
Additional Paid-in Capital	5,234,122	4,328,666	9,562,788
Accumulated Deficit	(234,537)	(4,328,812)	(4,563,349)
Total Stockholder’s Equity	5,000,001	-	5,000,001
Number of Class A common stock subject to redemption	12,379,966	(1,460,000)	10,919,966

Condensed Statement of Operations for the Period From July 14, 2020 (inception) through September 30, 2020 (unaudited)
Net loss	$(17,742)	$(396,812)	$(414,554)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	0.00	11,334,984	11,334,984
Basic and diluted net earnings per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average non-redeemable common stock outstanding, basic and diluted	3,003,520	(318,857)	2,684,663
Basic and diluted net loss per non-redeemable common stock	(0.01)	(0.30)	(0.31)
Statement of Operations for the Period From July 14, 2020 (inception) through December 31, 2020 (audited)
Net loss	$(234,537)	$(4,328,812)	$(4,563,349)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	12,401,730	(1,066,908)	11,334,822
Basic and diluted net earnings per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average non-redeemable common stock outstanding, basic and diluted	3,612,953	627,593	4,240,546
Basic and diluted net loss per non-redeemable common stock	(0.06)	(1.02)	(1.08)

Condensed Statement of Cash Flows for the Period From July 14, 2020 (inception) through September 30, 2020 (unaudited)
Net loss	$(17,742)	$(396,812)	$(414,554)
Change in fair value of warrant liabilities	—	(14,000)	(14,000)
Allocation of initial public offering costs	—	355,812	355,812
Other offering expense related to warrant liabilities	—	55,000	55,000

Statement of Cash Flow for the Year ended December 31, 2020 (audited)
Net loss	$(234,537)	$(4,328,812)	$(4,563,349)
Change in fair value of warrant liabilities	—	3,918,000	3,918,000
Allocation of initial public offering costs	—	355,812	355,812
Other offering expense related to warrant liabilities	—	55,000	55,000

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Period Ended September 30, 2020 (unaudited)
Sale of 13,225,000 Units, net of underwriting discounts and other offering costs	$124,864,198	$(6,126,188)	$118,738,010
Class A Common Stock subject to possible redemption	$(124,016,455)	$10,668,000	$(113,348,455)
Sale of 4,145,000 Private Placement Warrants	$4,145,000	$(4,145,000)	$—

Statement of Changes in Stockholders’ Equity (Deficit) for the Period Ended December 31, 2020 (audited)
Sale of 13,225,000 Units, net of paid and deferred underwriting discounts	$124,864,198	$(6,126,188)	$118,738,010
Class A Common Stock subject to possible redemption	$(123,799,660)	$14,600,000	$(109,199,660)
Sale of 4,145,000 Private Placement Warrants	$4,145,000	$(4,145,000)	$—

Restatement No.2

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly accounted for its Class A common stock subject to possible redemption. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management have since concluded that each individual Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted an error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported per Restatement No.1	Adjustment	As Adjusted – Restatement No.2
Balance Sheet as of September 22, 2020 (unaudited)
Class A common stock subject to possible redemption	$113,349,840	$18,900,160	$132,250,000
Class A common stock	$189	$(189)	$—
Additional paid-in capital	$5,412,650	$(5,412,650)	$—
Accumulated deficit	$(413,164)	$(13,487,321)	$(13,900,485)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(18,900,160)	$(13,900,154)
Number of Class A common stock subject to possible redemption	11,334,984	1,890,160	13,225,000

Condensed Balance Sheet as of September 30, 2020 (unaudited)
Class A common stock subject to possible redemption	$113,348,455	$18,901,545	$132,250,000
Class A common stock	$189	$(189)	$—
Additional paid-in capital	$5,414,035	$(5,414,035)	$—
Accumulated deficit	$(414,554)	$(13,487,321)	$(13,901,875)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(18,901,545)	$(13,901,544)
Number of Class A common stock subject to possible redemption	11,334,808	1,890,192	13,225,000

Balance Sheet as of December 31, 2020 (audited)
Class A common stock subject to possible redemption	$109,199,660	$23,050,340	$132,250,000
Class A common stock	$231	$(231)	$—
Additional paid-in capital	$9,562,788	$(9,562,788)	$—
Accumulated deficit	$(4,563,349)	$(13,487,321)	$(18,050,670)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(23,050,340)	$(18,050,339)
Number of Class A common stock subject to possible redemption	10,919,966	2,305,034	13,225,000

Condensed Statement of Operations for the Period From July 14, 2020 (inception) through September 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	11,334,984	(9,978,574)	1,356,410
Basic and diluted net loss per share, Class A common stock	$—	(0.10)	$(0.10)
Basic and diluted weighted average shares outstanding, Class B common stock	2,684,663	234,568	2,919,231
Basic and diluted net loss per share, Class B common stock	$(0.31)	$0.21	$(0.10)

Statement of Operations for the Period From July 14, 2020 (inception) through December 31, 2020 (audited)
Basic and diluted weighted average shares outstanding, Class A common stock	11,334,822	(3,555,410)	7,779,412
Basic and diluted net loss per share, Class A common stock	$—	(0.42)	$(0.42)
Basic and diluted weighted average shares outstanding, Class B common stock	4,240,546	(1,111,870)	3,128,676
Basic and diluted net loss per share, Class B common stock	$(1.08)	$0.66	$(0.42)

Condensed Statement of Cash Flows for the Period From July 14, 2020 (inception) through September 30, 2020 (unaudited)
Supplemental non-cash disclosure: Initial classification of common stock subject to possible redemption	$113,349,840	$(113,349,840)	$—
Supplemental non-cash disclosure: Change in value of common stock subject to possible redemption	$(1,385)	$1,385	$—
Supplemental non-cash disclosure: Measurement adjustment of Class A common stock subject to redemption amount	$—	$(13,511,990)	$(13,511,990)

Statement of Cash Flows for the Period From July 14, 2020 (inception) through December 31, 2020
Supplemental non-cash disclosure: Initial classification of common stock subject to possible redemption	$113,349,840	$(113,349,840)	$—
Supplemental non-cash disclosure: Change in value of common stock subject to possible redemption	$(4,150,180)	$4,150,180	$—
Supplemental non-cash disclosure: Measurement adjustment of Class A common stock subject to redemption amount	$—	$(13,511,990)	$(13,511,990)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Period Ended September 30, 2020 (unaudited)
Sale of 13,225,000 Units, net of underwriter discounts and offering expenses	$118,738,010	$(118,738,010)	$—
Class A Common Stock subject to possible redemption	$(113,348,455)	$113,348,455	$—
Measurement Adjustment for Class A Common Stock to redemption amount	$—	$(13,511,990)	$(13,511,990)

Statement of Changes in Stockholders’ Equity (Deficit) for the Period Ended December 31, 2020 (audited)
Sale of 13,225,000 Units, net of underwriter discounts and offering expenses	$118,738,010	$(118,738,010)	$—
Class A Common Stock subject to possible redemption	$(109,199,660)	$109,199,660	$—
Measurement Adjustment for Class A Common Stock to redemption amount	$—	$(13,511,990)	$(13,511,990)

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Period from July 14, 2020 (Inception) through December 31, 2020
	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(3,254,481)	$(1,308,868)
Denominator:
Basic and diluted weighted average stock outstanding	7,779,412	3,128,676
Basic and diluted net income (loss) per common stock	$(0.42)	$(0.42)

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

NORTH MOUNTAIN MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding, excluding 13,225,000 shares of Class A common stock subject to possible redemption.

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