Form 10-K
period 2021-12-31
North Mountain Merger Corp.
filed 2022-03-22
CIK 1819157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from           to

Commission File Number 001-39523

North Mountain Merger Corp.
(Exact name of Registrant as specified in its Charter)

Delaware	83-1960216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, 9th Floor
New York, NY 10153
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (646) 446-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	NMMCU	The Nasdaq Stock Market LLC
Shares of Class A common stock	NMMC	The Nasdaq Stock Market LLC
Warrants	NMMCW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒ NO ☐
The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of June 30, 2021, was $0.
As of March 21, 2022, there were 13,225,000 shares of Class A common stock, $0.0001 par value, and 3,306,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Such statements include, but are not limited to, possible business combinations and the financing thereof, including our proposed business combination with Corcentric, Inc. (“Corcentric”), and related matters, as well as all other statements other than statements of historical fact included in this annual report.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination with Corentric or any other initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

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

PART I

References in this annual report to “we,” “us,” “North Mountain,” “company” or “our company” are to North Mountain Merger Corp., a Delaware corporation.  References to “management” or our “management team” are to our officers and directors.  References to our “sponsor” are to North Mountain LLC, a Delaware limited liability company.  References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

Item 1.	Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination.  We have neither engaged in any operations nor generated any revenue to date.  Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations, other than in connection with our search for an initial business combination, and nominal assets consisting almost entirely of cash.

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

Initial Public Offering

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

Corcentric Business Combination

Merger Agreement

On December 9, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among North Mountain, Corcentric, North Mountain Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of North Mountain (“Merger Sub I”), and North Mountain Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of North Mountain (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), pursuant to which Merger Sub I will merge with and into Corcentric (the “Initial Merger”), with Corcentric surviving the Initial Merger as a wholly owned subsidiary of North Mountain (the “Initial Surviving Company”) and immediately following the Initial Merger, the Initial Surviving Company will merge with and into Merger Sub II (the “Subsequent Merger” and together with the Initial Merger, the “Mergers”), with Merger Sub II surviving the Subsequent Merger as a wholly owned subsidiary of North Mountain. We refer to the Mergers and the other transactions described in the Merger Agreement collectively hereafter as the “Business Combination.”

Each share of Corcentric common stock, par value $0.001 per share (the “Corcentric Common Stock”) that is issued and outstanding immediately prior to the effective time of the Initial Merger (other than shares owned by Corcentric as treasury stock, dissenting shares and shares of Corcentric restricted stock) will be converted into the right to receive (i) the Per Share Stock Consideration (as defined in the Merger Agreement), (ii) any cash payable in lieu of fractional shares pursuant to the terms of the Merger Agreement and (iii) the contingent right to receive a number of shares of North Mountain Class A Common Stock, par value $0.0001 per share (“North Mountain Class A Common Stock”), following the closing of the Business Combination (the “Closing”) (such shares, the “Earnout Shares”) in accordance with the terms of the Merger Agreement.

Each share of Corcentric Series A preferred stock, par value $0.001 per share (the “Corcentric Preferred Stock”) that is issued and outstanding immediately prior to the effective time of the Initial Merger (other than shares owned by Corcentric as treasury stock, dissenting shares and the shares of Corcentric Preferred Stock expressly identified as receiving merger consideration in the form of cash pursuant to the terms of the Merger Agreement (the “Cash Consideration Shares”)) will be converted into the right to receive (i) a number of newly issued shares of North Mountain Class A Common Stock equal to the product of (A) the Per Share Stock Consideration, multiplied by (B) the number of shares of Corcentric Common Stock that such share of Corcentric Preferred Stock would be converted into if converted in accordance with the terms of Corcentric’s certificate of incorporation immediately prior to the effective time of the Initial Merger, (ii) any cash payable in lieu of fractional shares pursuant to the terms of the Merger Agreement and (iii) the contingent right to receive a number of Earnout Shares following the Closing in accordance with the terms of the Merger Agreement.

Each share of Corcentric Preferred Stock expressly identified as receiving merger consideration in the form of cash pursuant to the terms of the Merger Agreement (each such share of Corcentric Preferred Stock, a “Cash Consideration Share”) will be converted into the right to receive an amount of cash, without interest, equal to the product of (i) the Per Share Merger Consideration Value (as defined in the Merger Agreement), multiplied by (ii) the number of shares of Corcentric Common Stock that such share of Corcentric Preferred Stock would be converted into if converted in accordance with the terms of Corcentric’s certificate of incorporation immediately prior to the effective time of the Initial Merger with the aggregate amount of cash payable in respect of the Cash Consideration Shares not to exceed $120,000,000 (the “Total Cash Consideration Amount”).

Subscription Agreements

In connection with the execution of the Merger Agreement, we entered into separate subscription agreements (the “Subscription Agreements”) with several investors (the “PIPE Investors”), pursuant to which (i) the PIPE Investors have agreed to purchase, and North Mountain has agreed to sell to the PIPE Investors, an aggregate of 5,000,000 shares of North Mountain Class A Common Stock, for a purchase price of $10.00 per share and at an aggregate purchase price of $50,000,000 and (ii) North Mountain has agreed to transfer to the PIPE Investors one-half of one warrant for each share of North Mountain Class A Common Stock purchased (the “PIPE Financing”).

Share Vesting and Warrant Surrender Agreement

North Mountain, North Mountain LLC (our “Sponsor”) and Corcentric have agreed pursuant to the terms of a share vesting and warrant surrender agree (the “Share Vesting and Warrant Surrender Agreement”) that, in connection with and effective immediately prior to the consummation of the Business Combination, (i) our Sponsor will surrender to North Mountain 4,145,000 private placement warrants to purchase shares of North Mountain Class A Common Stock sold in a private placement to our Sponsor that occurred simultaneously with the completion of the IPO (the “Private Placement Warrants”), a portion of which will be transferred and delivered to the PIPE Investors in the amounts set forth in and pursuant to the Subscription Agreements (including any Subscription Agreements entered into after the date of the Share Vesting and Warrant Surrender Agreement) and the remainder of which will be cancelled by North Mountain upon the Closing, in exchange for 1,400,000 newly issued shares of North Mountain Class A Common Stock (the “Warrant Shares”) and (ii) at the Closing, all shares of North Mountain Class B common stock, par value $0.0001 per share (“North Mountain Class B Common Stock”) held by the Sponsor (or shares of North Mountain Class A Common Stock issued or issuable upon conversion thereof) and all Warrant Shares will become unvested. An aggregate of 2,603,126 of the shares of North Mountain Class B Common Stock and Warrant Shares will vest immediately following the Closing. The remaining shares of North Mountain Class B Common Stock and Warrant Shares will vest in two equal tranches of 1,051,562 shares if the stock price level is greater than or equal to $12.50 per share (the “$12.50 Share Price Milestone”) or $15.00 per share (the “$15.00 Share Price Milestone”), in each case for 20 trading days within any consecutive 30-trading day period within five years of the Closing, subject to equitable adjustment to reflect any subdivision, stock split, stock or cash dividend, reorganization, combination, recapitalization or similar transaction with respect to the North Mountain Common Stock. In addition, the shares subject to the $12.50 Share Price Milestone or the $15.00 Share Price Milestone will accelerate vesting upon certain acceleration events, including a change of control of North Mountain immediately following the consummation of the Business Combination (“New Corcentric”). Any shares subject to vesting pursuant to the Share Vesting and Warrant Surrender Agreement will be surrendered to the extent such shares remain unvested following the five year anniversary of the Closing.

For additional information regarding the Business Combination, Corcentric, the Merger Agreement, the Subscription Agreements, the Share Vesting and Warrant Surrender Agreement and the other agreements entered into in connection with the Business Combination, including risk and uncertainties with respect to  Corcentric and the parties’ ability to consummate the Business Combination, see the Registration Statement on Form S-4, including a proxy statement/consent solicitation statement/prospectus included therein, initially filed by North Mountain with the SEC on January 7, 2022, as subsequently amended.

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

Our board of directors has determined that the fair market value of the Business Combination with Corcentric meets the 80% of net assets test.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer Corcentric, and if the contemplated Business Combination is not consummated, any other target businesses, an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, Corecntric, or if the contemplated Business Combination is not consummated, any other target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe such business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

Financial Position

With funds available for a business combination in the amount of $303,615 in the operating bank account and $132,261,826 within the trust account as of December 31, 2021, assuming no redemptions and after payment of up to $4,628,750 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our contemplated Business Combination using the sources discussed under “—Corcentric Business Combination.” If the contemplated Business Combination is not consummated, we intend to effectuate any other initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Our board of directors has determined that the fair market value of the Business Combination with Corcentric meets the 80% of net assets test.

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

Stockholders may not have the ability to approve our initial business combination

If the contemplated Business Combination is not consummated, we may conduct redemptions without a stockholder vote in connection with another initial business combination pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

Permitted purchases of our securities

We are seeking stockholder approval of our contemplated Business Combination. In the event that the contemplated Business Combination is not consummated and we do not conduct redemptions in connection with another proposed initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the  completion of our initial business combination. There is no limit on the number of shares or warrants such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures over financial reporting audited by our independent registered public accounting firm. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Emerging Growth Company

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

An investment in our securities involves a high degree of risk.  You should consider carefully all of the risks described below, together with the other information contained in this annual report, the prospectus relating to our IPO and the registration statement relating to our proposed Business Combination with Corcentric before making a decision to invest in our securities.  If any of the following events occur, our business, financial condition and operating results may be materially adversely affected.  In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, as of December 31, 2021, only approximately $303,615 was available to us outside the trust account to fund our working capital requirements.  If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate.  Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances.  Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination.  If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.  In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.  Please see “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, as of December 31, 2021, only approximately $303,615 was available to us outside the trust account to fund our working capital requirements.  If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate.  Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances.  Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination.  If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.  In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.  Please see “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures are not effective due to a material weakness in internal control over financial reporting related to inability to properly account for complex financial instruments.  If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Legal proceedings in connection with our initial business combination could delay or prevent the completion of our initial business combination.

Lawsuits may be filed against us or our directors and officers in connection with our initial business combination. In connection with our proposed Business Combination with Corcentric, we have been contacted by purported shareholders demanding supplemental disclosures regarding the proposed transaction. Defending such lawsuits could require us to incur significant costs and draw the attention of our management team away from the initial business combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the initial business combination is consummated may adversely affect the post-combination company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the business combination from becoming effective within the agreed upon timeframe.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 767 Fifth Avenue, 9th Floor, New York, NY 10153.  The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our sponsor for office space, administrative and support services.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings.  In connection with our proposed Business Combination with Corcentric, we have been contacted by purported shareholders demanding supplemental disclosures regarding the proposed transaction.  However, we are not aware of any material legal proceeding that is threatened against us or any of our officers or directors in their corporate capacity.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the Nasdaq under the symbols “NMMCU”, “NMMC” and “NMMCW”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 21, 2022, there was one holder of record of our units, one holder of record of our separately traded Class A common stock and two holders of record of our separately traded warrants.

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

Recent Developments

On December 9, 2021, we entered into the Merger Agreement, by and among North Mountain, Corcentric, Merger Sub I, a direct, wholly owned subsidiary of North Mountain and Merger Sub II, a direct, wholly owned subsidiary of North Mountain. See “Item 1. Business” for a description of the contemplated Business Combination and the related agreements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $4,990,116, which consisted of a change in fair value of warrant liabilities of $6,154,025 and interest earned on marketable securities held in the trust account of $8,733, offset by operating costs of $1,172,642.

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

For the year ended December 31, 2021, cash used in operating activities was $667,854. Net income of $4,990,116 was affected by interest earned on marketable securities held in the trust account of $8,733 and a change in fair value of warrant liability of $6,154,025. Changes in operating assets and liabilities provided $504,788 of cash for operating activities.

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

As of December 31, 2021, we had cash and marketable securities held in the trust account of $132,261,826. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2021, we did not withdraw any interest earned on the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $303,615 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We have material cash requirements related to entered agreements in connection with our proposed merger. The Underwriting Agreement, Pipe Engagement Agreement, and Capital Markets Agreement aggregate to approximately $8,100,000 of fees that are required to be paid at the closing of the merger. We intend to use a combination of the remaining funds within our operating bank account of $303,615 as well as the $50,000,000 of funds related to the Subscribers of the proposed merger, as detailed in our Subscription Agreement, to settle our cash requirements. The purpose of this paragraph is to appropriately present our current and projected cash requirements as we continue to close on our proposed merger.

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

Going Concern

As of December 31, 2021, we had $303,615 of cash within the operating bank account, a working capital balance of $14,502, and less than twelve months to complete a business combination. No assurances can be given that the Company will complete a business combination before September 22, 2022, the Company’s liquidation date, or through twelve months following the issuance of this report.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021 and 2020.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Share-Based Compensation

We adopted ASC Topic 718, Compensation—Stock Compensation, guidance to account for our share-based compensation. The guidance defines a fair value-based method of accounting for an employee share option or similar equity instrument. We recognize all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”), under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the private warrants was estimated using a Modified Black-Scholes Model. The fair value of the public warrants was initially measured using the Modified Black-Scholes model, and then subsequently measured at the public trading price. The key inputs and assumptions used for the Modified Black-Scholes model were the common stock price, expected term in years, expected volatility derived using a Monte Carlo Simulation, exercise price, and risk-free interest rate.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”  Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value.  Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity.  At all other times, common stock is classified as stockholders’ equity.  Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events.  Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets.

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

As of December 31, 2021 and 2020, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries.  Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Charles B. Bernicker	56	Chief Executive Officer, President and Director
Nicholas Dermatas	37	Chief Financial Officer and Secretary
Robert L. Metzger	53	Director
Scott O’Callaghan	58	Director
Douglas J. Pauls	63	Director

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

Scott O’Callaghan is a Director.  He previously served as the Managing Director of Onex Credit and focuses on Onex Credit’s fundraising efforts.  Mr. O’Callaghan has 34 years of experience in the leveraged credit markets, including business development roles for alternative credit investment firms.  Mr. O’Callaghan served as a director of South Mountain Merger Corp. from June 2020 until the consummation of its business combination in January 2021.  Before joining Onex Credit in 2019, Mr. O’Callaghan was a partner and managed business development for Rotation Capital Management and MidOcean Credit Partners.  Previously he was global head of leverage finance sales at Bank of America, and held various positions at Deutsche Bank, Bankers Trust, Drexel Burnham Lambert and Manufacturers Hanover Trust.  Mr. O’Callaghan earned a B.A. from Brown University in 1986.  Mr. O’Callaghan was selected to serve on our Board of Directors due to his extensive experience in the financial services industry.

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

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC.  These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Charles B. Bernicker	BTRS Holdings Inc.	Technology	Director
Nicholas Dermatas	—	—	—
Robert L. Metzger	William Blair & Company, L.L.C. Payroc, LLC MissionOG	Financial Services Payment Solutions Venture Capital	Senior Director Director Senior Advisor
Scott O’Callaghan	—	—	—
Douglas J. Pauls	BankUnited, Inc. Essent Group Ltd. Global Atlantic Financial Group Limited	Financial Services Insurance Financial Services	Director Director Director

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of the date of this annual report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
North Mountain LLC(2)(3)	3,306,250	20%
Wellington Management Group LLP(4)	1,447,350	11.2%
Millais Limited(5)	1,138,500	8.6%
Linden Capital L.P.(6)	968,870	7.3%
Adage Capital Partners, L.P.(7)	827,417	6.3%
Millennium Management, LLC(8)	757,614	5.7%
The Goldman Sachs Group, Inc.(9)	722,078	5.5%
Charles B. Bernicker(3)	—	—
Nicholas S. Dermatas(3)	—	—
Robert L. Metzger(3)	—	—
Scott O’Callaghan(3)	—	—
Douglas J. Pauls(3)	—	—
All officers and directors as a group (five individuals)	—	—

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o North Mountain Merger Corp., 767 Fifth Avenue, 9th Floor, New York, NY 10153.

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

(4)
According to Schedule 13G/A filed on February 10, 2022 by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP. The shares of North Mountain Class A Common Stock are owned of record by clients of the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP. Wellington Group Holdings LLP is owned by Wellington Management Group LLP. The business address of each such party is 280 Congress Street, Boston, MA 02210.

(5)	Millais Limited, the indirect majority owner of our sponsor, purchased 1,138,500 units in the Initial Public Offering.

(6)
According to Schedule 13G/A filed on January 31, 2022 by Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), Linden GP LLC, a Delaware limited liability company (“Linden GP”), and Mr. Siu Min (Joe) Wong. Each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 968,870 shares, consisting of 894,476 Shares held by Linden Capital and 74,394 shares held by separately managed accounts. Each of Linden GP and Linden Capital may be deemed the beneficial owner of the 894,476 shares held by Linden Capital. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(7)
According to Schedule 13G/A filed on February 10, 2022 by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross. Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), has the power to dispose of and the power to vote the shares of Class A Common Stock beneficially owned by it, which power may be exercised by its general partner, Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”). Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), as managing member of ACPGP, directs ACPGP’s operations. Robert Atchinson and Philip Gross are managing members of ACA, managing members of ACPGP and general partners of ACP. The business address of each such party is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(8)
According to Schedule 13G filed on January 11, 2022 by Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander. The securities disclosed as beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The business address of each of Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander is 399 Park Avenue, New York, New York 10022.

(9)
According to Schedule 13G filed on February 4, 2022 by The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC. The business address of each of The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC is 200 West Street, New York, New York 10282.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from July 14, 2020 (inception) through December 31, 2020 totaled $90,640 and $42,745, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from July 14, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from July 14, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from July 14, 2020 (inception) through December 31, 2020.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of December 9, 2021, by and among North Mountain Merger Corp., North Mountain Merger Sub Inc., North Mountain Merger Sub II, LLC and Corcentric, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2021).

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

4.4
Warrant Agreement, dated September 17, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2020).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K/A filed with the Commission on December 22, 2021).

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

10.13	Form of Subscription Agreement (incorporated by reference to Exhibit A to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2021).

10.14	Form of Support Agreement (incorporated by reference to Exhibit B to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2021).

10.15	Form of Lock-Up Agreement (incorporated by reference to Exhibit D to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2021).

10.16
Amended and Restated Registration Rights Agreement, dated as of December 9, 2021, by and among North Mountain Merger Corp., North Mountain LLC, and certain equityholders of Corcentric, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-262058).

10.17
Share Vesting and Warrant Surrender Agreement, dated as of December 9, 2021, by and among North Mountain Merger Corp., North Mountain LLC and Corcentric, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-262058).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 21st day of March, 2022.

NORTH MOUNTAIN MERGER CORP.

By:	/s/ Nicholas Dermatas
Name: Nicholas Dermatas
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Charles B. Bernicker	Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	March 21, 2022
Charles B. Bernicker

/s/ Nicholas Dermatas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2022
Nicholas Dermatas

/s/ Robert L. Metzger	Director	March 21, 2022
Robert L. Metzger

/s/ Scott O’Callaghan	Director	March 21, 2022
Scott O’Callaghan

/s/ Douglas J. Pauls	Director	March 21, 2022
Douglas J. Pauls

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
North Mountain Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of North Mountain Merger Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the year ended December 31, 2021 and for the period from July 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Los Angeles, CA
March 21, 2022

NORTH MOUNTAIN MERGER CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$303,615	$971,469
Prepaid expenses	127,500	328,114
Total Current Assets	431,115	1,299,583

Marketable securities held in Trust Account	132,261,826	132,253,093
TOTAL ASSETS	$132,692,941	$133,552,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	428,439	124,265
Total Current Liabilities	428,439	124,265

Deferred underwriting fee payable	4,628,750	4,628,750
Warrant liabilities – Private Warrants	3,275,000	5,673,000
Warrant liabilities – Public Warrants	5,170,975	8,927,000
Total Liabilities	13,503,164	19,353,015

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 13,225,000 shares at redemption value of $10.00 per share as of December 31, 2021 and 2020	132,250,000	132,250,000

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 13,225,000 shares subject to possible redemption) as of December 31, 2021 and 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,306,250 shares issued and outstanding as of December 31, 2021 and 2020	331	331
Additional paid-in capital	—	—
Accumulated deficit	(13,060,554)	(18,050,670)
Total Stockholders’ Deficit	(13,060,223)	(18,050,339)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$132,692,941	$133,552,676

The accompanying notes are an integral part of the consolidated financial statements.

NORTH MOUNTAIN MERGER CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from July 14, 2020 (inception) through December 31,
	2021	2020

Operating and formation costs	$1,172,642	$237,630
Loss from operations	(1,172,642)	(237,630)

Other income (expense):
Transaction costs allocated to warrants	—	(355,812)
Interest earned on marketable securities held in Trust Account	8,733	3,093
Other offering expense related to warrant liabilities	—	(55,000)
Change in fair value of warrant liability	6,154,025	(3,918,000)
Other income (expense), net	6,162,758	(4,325,719)

Net income (loss)	$4,990,116	$(4,563,349)

Basic and diluted weighted average shares outstanding, Class A common stock	13,225,000	7,779,412
Basic and diluted net income (loss) per share, Class A common stock	$0.30	$(0.42)
Basic and diluted weighted average shares outstanding, Class B common stock	3,306,250	3,128,676
Basic and diluted net income (loss) per share, Class B common stock	$0.30	$(0.42)

The accompanying notes are an integral part of the consolidated financial statements.

NORTH MOUNTAIN MERGER CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – July 14, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	3,306,250	331	24,669	—	25,000

Measurement Adjustment for Class A ordinary shares to redemption amount	—	—	(24,669)	(13,487,321)	(13,511,990)

Net loss	—	—	—	(4,563,349)	(4,563,349)
Balance – December 31, 2020	3,306,250	$331	$—	$(18,050,670)	$(18,050,339)

Net income	—	—	—	4,990,116	4,990,116
Balance – December 31, 2021	3,306,250	$331	$—	$(13,060,554)	$(13,060,223)

The accompanying notes are an integral part of the consolidated financial statements.

NORTH MOUNTAIN MERGER CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Year Ended December 31,	For The Period From July 14, 2020 (Inception) Through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$4,990,116	$(4,563,349)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,733)	(3,093)
Change in fair value of warrant liability	(6,154,025)	3,918,000
Transaction costs allocated to warrants	—	355,812
Other offering expenses related to warrant liabilities	—	55,000
Changes in operating assets and liabilities:
Prepaid expenses	200,614	(328,114)
Accounts payable and accrued expenses	304,174	124,265
Net cash used in operating activities	(667,854)	(441,479)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(132,250,000)
Net cash used in investing activities	—	(132,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	129,832,700
Proceeds from sale of Private Placement Warrants	—	4,145,000
Proceeds from promissory note – related party	—	75,000
Repayment of promissory note – related party	—	(75,000)
Payment of offering costs	—	(339,752)
Net cash provided by financing activities	—	133,662,948

Net Change in Cash	(667,854)	971,469
Cash – Beginning of period	971,469	—
Cash – End of period	$303,615	$971,469

Non-Cash investing and financing activities:
Remeasurement adjustment for Class A ordinary shares to redemption amount	$—	$13,511,990
Deferred underwriting fee payable	$—	$4,628,750

Supplemental Disclosure:
Cash Paid for franchise taxes	$93,493	$—

The accompanying notes are an integral part of the consolidated financial statements.

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period from July 14, 2020 (inception) through December 31, 2021 relates to the Company’s formation the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

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

The Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account initially funded by the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of permitted withdrawals and excluding the amount of any deferred underwriting discount) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully complete a Business Combination.

The Company will provide its Class A stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per Public Share) plus a pro rata portion of the interest earned on the funds held in the Trust Account and not previously withdrawn to fund permitted withdrawals. The per share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Going Concern and Managements’ Plan

As of December 31, 2021, the company had $303,615 of cash within the operating bank account, a working capital balance of $14,502, and less than twelve months to complete a business combination. No assurances can be given that the Company will complete a business combination before September 22, 2022, the Company’s liquidation date, or through twelve months following the issuance of this report.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that it will need to obtain additional capital in order to have adequate liquidity to sustain operations, which consists of pursuing a Business Combination. While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time through at least one year from the date the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company has determined that its significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity. Offering costs amounted to $339,752, of which $313,144 was charged to temporary equity and $26,608 was expensed as incurred in the statements of operation upon the completion of the Initial Public Offering. In addition, the underwriter was paid $2,417,300 at closing of the Initial Public Offering and a deferred underwriting fee of $4,628,750 was charged against equity and presented on the accompanying consolidated balance sheets.

Share-Based Compensation

The Company adopted ASC Topic 718, Compensation—Stock Compensation, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

At December 31, 2021 and 2020, Class A common stock reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$132,250,000
Less:
Proceeds allocated to Public Warrants	$(6,482,000)
Issuance costs allocated to Class A Common Stock	(7,029,990)
Plus:
Remeasurement adjustment of carrying value to redemption value	$13,511,990

Class A common stock subject to possible redemption	$132,250,000

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from July 14, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,992,093	$998,023	$(3,254,481)	$(1,308,868)
Denominator:
Basic and diluted weighted average shares outstanding	13,225,000	3,306,250	7,779,412	3,128,676

Basic and diluted net income (loss) per common stock	$0.30	$0.30	$(0.42)	$(0.42)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,145,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,145,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and all underlying securities will expire worthless. As of the date of the Initial Public Offering, the fair market value of the Private Placement Warrants was $1.01, which caused the Company to charge $55,000 to the Statement of Operations for the Period from July 14, 2020 (Inception) Through December 31, 2020.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 14, 2020, the Sponsor purchased 3,306,250 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 431,250 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7. As a result of the underwriter’s election to fully exercise the over-allotment option on the date of the Initial Public Offering, 431,250 Founder Shares are no longer subject to forfeiture.

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

In the event that a successful business combination occurs, distributions to Board Members and other members of the Sponsor are able to be transferred. As of December 31, 2021, no Founder Shares have been transferred and no adjustments have been made to the accompanying consolidated financial statements.

Administrative Support Agreement

The Company has agreed, commencing on September 22, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and for the period from July 14, 2020 (inception) through December 31, 2020, the Company incurred approximately $120,000 and $30,000 in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2021 and 2020.

Promissory Note — Related Party

On July 14, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $75,000 was repaid at the closing of the Initial Public Offering on September 22, 2020. No amount is outstanding as of December 31, 2021.

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

Pipe Engagement Agreement

On August 26, 2021, The Company entered into a Pipe Engagement Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and William Blair & Company L.L.C. for which the Company agrees to pay the placement agents a fee equal to 4% of the aggregate price at which the Securities are sold by the Company. This fee is payable only upon the consummation of a business combination. The Company estimates that the placement agent fee for the proposed merger with Corcentric, see below for discussion of the merger with Corcentric, will be approximately $2,000,000. No amounts related to the agreement have been recorded within the consolidated financial statements as of December 31, 2021.

Capital Markets Agreement

On July 28, 2021, The Company entered into a Capital Markets Agreement with Cowen and Company, LLC (Cowen) for which the Company has agreed to pay Cowen a fee of $1,500,000 to provide capital markets advisory services. This fee is payable only upon the consummation of a business combination. No amounts related to the agreement have been recorded within the consolidated financial statements as of December 31, 2021.

Merger Agreement

On December 9, 2021, North Mountain Merger Corp., a Delaware corporation (“North Mountain”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among North Mountain, North Mountain Merger Sub Inc., a wholly owned subsidiary of North Mountain (“Merger Sub I”), North Mountain Merger Sub II, LLC, a wholly owned subsidiary of North Mountain (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”) and Corcentric, Inc., a Delaware corporation (“Corcentric”).

Pursuant to the terms of the Merger Agreement, a business combination between North Mountain and Corcentric will be effected through (a) the merger of Merger Sub I with and into Corcentric (the “Initial Merger”), with Corcentric surviving the Initial Merger as a wholly owned subsidiary of North Mountain (Corcentric, in its capacity as the surviving corporation of the Initial Merger, is sometimes referred to as the “Initial Surviving Company”) and (b) immediately following the Initial Merger, a merger of the Initial Surviving Company with and into Merger Sub II (the “Subsequent Merger” and, together with the Initial Merger, the “Mergers”), with Merger Sub II being the surviving entity of the Subsequent Merger (Merger Sub II, in its capacity as the surviving entity of the Subsequent Merger, is sometimes referred to herein as the “Surviving Company”). The Mergers and the other transactions contemplated by the Merger Agreement are collectively hereafter referred to as the “Business Combination”. The consummation of the Business Combination is subject to the receipt of the requisite approval of the stockholders of each of North Mountain and Corcentric (such approvals, the “North Mountain stockholder approval” and the “Corcentric stockholder approval,” respectively) and the fulfillment of certain other conditions.

At the effective time of the Initial Merger (the “Effective Time”):

(a)
each share of Corcentric common stock, par value $0.001 per share (the “Corcentric Common Stock”) will be converted into the right to receive (i) the Per Share Stock Consideration (as defined in the Merger Agreement), (ii) any cash payable in lieu of fractional shares pursuant to the terms of the Merger Agreement and (iii) the contingent right to receive a number of shares of North Mountain’s Class A common stock, par value $0.0001 per share (the “North Mountain Common Stock”), following the Closing (as defined below) as further described below (such shares, the “Earnout Shares”) in accordance with the terms of the Merger Agreement;

(b)
each share of Corcentric Series A preferred stock, par value $0.001 per share (the “Corcentric Preferred Stock”) (other than the Cash Consideration Shares (as defined below)) will be converted into the right to receive (i) (A) the Per Share Stock Consideration, multiplied by (B) the number of shares of Corcentric Common Stock that such share of Corcentric Preferred Stock would be converted into if converted in accordance with the terms of Corcentric’s certificate of incorporation immediately prior to the Effective Time, (ii) any cash payable in lieu of fractional shares pursuant to the terms of the Merger Agreement and (iii) the contingent right to receive a number of Earnout Shares following the Closing in accordance with the terms of the Merger Agreement;

(c)
each share of Corcentric Preferred Stock expressly identified as receiving merger consideration in the form of cash pursuant to the terms of the Merger Agreement (each such share of Corcentric Preferred Stock, a “Cash Consideration Share”) will be converted into the right to receive an amount of cash, without interest, equal to the product of (A) the Per Share Merger Consideration Value (as defined in the Merger Agreement), multiplied by (B) the number of shares of Corcentric Common Stock that such shares of Corcentric Preferred Stock would be converted into if converted in accordance with the terms of Corcentric’s certificate of incorporation immediately prior to the Effective Time (with the aggregate amount of cash payable in respect of the Cash Consideration Shares not to exceed $120,000,000);

(d)
each vested Corcentric stock option, to the extent then outstanding and unexercised, will automatically be cancelled, and the holder will be entitled to receive in respect of such cancelled vested Corcentric stock option (i) a number of shares of North Mountain Common Stock equal to the quotient obtained by dividing (A) the result of (1) the product of (x) the number of shares of Corcentric Common Stock subject to such vested Corcentric stock option immediately prior to the Effective Time, multiplied by (y) the excess, if any, of (a) the Per Share Merger Consideration Value, over (b) the per share exercise price for the shares of Corcentric Common Stock subject to such vested Corcentric stock option immediately prior to the Effective Time, minus (2) the applicable withholding taxes payable in respect of such cancelled vested Corcentric stock option, by (B) ten dollars ($ten) and (ii) the contingent right to receive a number of Earnout Shares following the Closing in accordance with the terms of the Merger Agreement;

(e)
each unvested Corcentric stock option, to the extent then outstanding and unexercised, will automatically be converted into an option to acquire, on the same terms and conditions as were applicable to such unvested Corcentric stock option immediately prior to the Effective Time, including applicable vesting conditions, a number of shares of North Mountain Common Stock determined in accordance with the terms of the Merger Agreement (after such conversion, each a “Rollover Option”), and the contingent right to receive a number of Earnout Shares following the Closing in accordance with the terms of the Merger Agreement; and

(f)
each share of Corcentric restricted stock, to the extent then unvested and outstanding, will automatically be converted into the number of shares of restricted North Mountain Common Stock, subject to the same terms and conditions as were applicable to such Corcentric restricted stock immediately prior to the Effective Time, including applicable vesting conditions, determined in accordance with the terms of the Merger Agreement (after such conversion, the “Rollover Restricted Stock”), and the contingent right to receive a number of Earnout Shares following the Closing in accordance with the terms of the Merger Agreement.

Conditions to Closing

The consummation of the Business Combination is subject to certain conditions, including: (i) receipt of the North Mountain stockholder approval, (ii) receipt of the Corcentric stockholder approval, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Business Combination, (v) the effectiveness of the Registration Statement under the Securities Act of 1933, as amended (the “Securities Act”), (vi) the completion of the redemption offer in relation to North Mountain Common Stock in accordance with the terms of the Merger Agreement and the Proxy Statement  (the “Redemption Offer”), (vii) North Mountain having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) remaining after the Redemption Offer, (viii) the receipt of the approval for listing by the Nasdaq of the North Mountain Common Stock (including the Earnout Shares), North Mountain warrants and the shares of North Mountains Common Stock issuable upon the exercise of the North Mountain warrants to be issued or delivered in connection with the Business Combination and the transactions contemplated by the Subscription Agreements, (ix) the amendment of North Mountain’s certificate of incorporation in a form to be mutually agreed by North Mountain and Corcentric, (x) the amount of Closing Acquiror Cash (as defined in the Merger Agreement) being equal to or exceeding $150,000,000; provided, that if the Closing Acquiror Cash is less than $125,000,001, Corcentric will have no right or ability to waive such condition without North Mountain’s prior written consent, and (xi) customary bringdown conditions.

Subscription Agreements

In connection with the execution of the Merger Agreement, North Mountain entered into subscription agreements (the “Subscription Agreements”) with investment funds managed by Wellington Management Company LLP (“Wellington”), Millais Limited, an affiliate of the Sponsor and an affiliate of North Mountain (“Millais”) and SMMC Sponsor Interests, LLC, an affiliate of North Mountain and an entity controlled by Charles Bernicker, the Chief Executive Officer and a director of North Mountain (such entity, “Sponsor Interests, and together with Wellington and Millais, the “Subscribers”), pursuant to which (i) the Subscribers have agreed to purchase, and North Mountain has agreed to sell the Subscribers, an aggregate of 5,000,000 shares of Common Stock for a purchase price of $10.00 per share and at an aggregate purchase price of $50,000,000 and (ii) North Mountain will transfer to each Subscriber one-half of one warrant for each share of Common Stock purchased, which warrants will be “Public Warrants” under the warrant agreement, dated as of September 17, 2020, by and between North Mountain and Continental Stock Transfer & Trust Company. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, (i) at least 5,000,000 shares of North Mountain Common Stock remaining outstanding immediately prior to the consummation of the Business Combination after giving effect to the completion of the Redemption Offer, and with respect to which North Mountain has not entered into a forward purchase agreement that would obligate North Mountain to purchase the shares at a future date and (ii) customary closing conditions and the consummation of the Business Combination. The Subscription Agreements provide that North Mountain will grant the Subscribers certain customary registration rights.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 13,225,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 3,306,250 shares of Class B common stock issued and outstanding.

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

NOTE 9. INCOME TAX

The income tax provision for the year ended December 31, 2021 and for the period from July 14, 2020 (inception) through December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(243,696)	(49,253)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	243,696	49,253

Income tax provision	$—	$—

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Start-up Costs	$232,924	$30,269
Net operating loss carryforward	60,025	18,984
Total deferred tax assets	292,949	49,253
Valuation Allowance	(292,949)	(49,253)
Deferred tax assets, net of allowance	$—	$—

As of December 31, 2021 and 2020, the Company had approximately $258,800 and $90,400 of U.S. federal net operating loss carryovers available to offset future taxable income. Due to changes in the ownership of common stock, the Company's ability to use net operating losses may be limited under Internal Revenue Code Section 382. As a result, the net operating losses may not have any value to the Company.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in valuation allowance was $243,696. For the period from July 14, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $49,253.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in FV of Warrant Liabilities	(25.9)%	(18.0)%
Transaction costs allocable to warrant liabilities	0.0%	(1.6)%
Compensation expense related to warrant liabilities	0.0%	(0.3)%
Valuation allowance	4.9%	(1.1)%
Income tax provision	0.0%	0.0%

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$132,261,826	$132,253,093

Liabilities:
Warrant Liability – Public Warrants	1	$5,170,975	8,927,000
Warrant Liability – Private Placement Warrants	3	$3,275,000	5,673,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Private Placement Warrants

The fair value of the Private Placement Warrants is reported in the foregoing table as Level 3 fair value. For the period ending December 31, 2021, the Private Placement Warrants were not separately traded on an open market.  As such, the Company used Modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date.

The key inputs into the Modified Black-Scholes model for the Private Placement Warrants at December 31, 2021, December 31, 2020, and September 22, 2020:

Input	September 22, 2020	December 31, 2020	December 31, 2021
Common Stock Price	$9.51	$10.33	$9.86
Expected term (years)	6.00	5.73	5.25
Expected Volatility (Private Placement Warrants) derived from Monte Carlo Simulation	17.40%	17.34%	12.55%
Estimated probability of successful business combination	100.00%	100.00%	100.00%
Exercise Price	$11.50	$11.50	$11.50
Risk-free rate of interest	0.36%	0.47%	1.28%

Public Warrants

The Public Warrants are measured at fair value on a recurring basis.  The measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2021, the aggregate value of the Public Warrants was $— million.

The following table presents the Level 3 changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of July 13, 2020 (inception)	$—	$—	$—
Initial measurement on September 22, 2020	4,200,000	6,482,000	10,682,000
Transfers out of Level 3 to Level 1	—	(6,482,000)	(6,482,000)
Change in fair value of warrant liabilities	1,473,000	—	1,473,000
Fair value as of December 31, 2020	$5,673,000	$—	$5,673,000
Change in fair value of warrant liabilities	(2,398,000)	—	(2,398,000)
Fair value as of December 31, 2021	$3,275,000	$—	$3,275,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.