Form 10-K/A
period 2021-12-31
North Mountain Merger Corp.
filed 2022-05-03
CIK 1819157

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

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of June 30, 2021, was $117,601,645.

As of March 21, 2022, there were 13,225,000 shares of Class A common stock, $0.0001 par value, and 3,306,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

North Mountain Merger Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 22, 2022 (the “Original 10-K”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.

The Company is filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-K. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.

Our independent registered public accounting firm is Marcum LLP, Los Angeles, CA, PCAOB ID 688.

Item 15.	Exhibits, Financial Statement Schedules.

(a)(3)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH MOUNTAIN MERGER CORP.

Date:	May 3, 2022	By:	/s/ Nicholas Dermatas
Nicholas Dermatas Chief Financial Officer (Principal Financial and Accounting Officer)