Form 10-Q
period 2022-03-31
North Mountain Merger Corp.
filed 2022-05-12
CIK 1819157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 12, 2022, there were 13,225,000 shares of Class A common stock, par value $0.0001 per share, and 3,306,250 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTH MOUNTAIN MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

NORTH MOUNTAIN MERGER CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$101,511	$303,615
Prepaid expenses	124,625	127,500
Total Current Assets	226,136	431,115

Marketable securities held in Trust Account	132,270,363	132,261,826
TOTAL ASSETS	$132,496,499	$132,692,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	479,841	428,439
Total Current Liabilities	479,841	428,439

Deferred underwriting fee payable	4,628,750	4,628,750
Warrant liabilities – Private Warrants	1,200,000	3,275,000
Warrant liabilities – Public Warrants	1,904,400	5,170,975
Total Liabilities	8,212,991	13,503,164

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption, 13,225,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	132,250,000	132,250,000

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 13,225,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,306,250 shares issued and outstanding as of March 31, 2022 and December 31, 2021	331	331
Additional paid-in capital	—	—
Accumulated deficit	(7,966,823)	(13,060,554)
Total Stockholders’ Deficit	(7,966,492)	(13,060,223)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$132,496,499	$132,692,941

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Operating costs	$256,381	$250,685
Loss from operations	(256,381)	(250,685)

Other income:
Interest earned on marketable securities held in Trust Account	8,537	1,953
Change in fair value of warrant liabilities	5,341,575	2,707,000
Other income	5,350,112	2,708,953

Net income	$5,093,731	$2,458,268

Basic and diluted weighted average shares outstanding, Class A common stock	13,225,000	13,225,000
Basic and diluted net income per share, Class A common stock	$0.31	$0.15

Basic and diluted weighted average shares outstanding, Class B common stock	3,306,250	3,306,250
Basic and diluted net income per share, Class B common stock	$0.31	$0.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	3,306,250	$331	$—	$(13,060,554)	$(13,060,223)

Net income	—	—	—	5,093,731	5,093,731

Balance – March 31, 2022	3,306,250	$331	$—	$(7,966,823)	$(7,966,492)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	3,306,250	$331	$—	$(18,050,670)	$(18,050,339)

Net income	—	—	—	2,458,268	2,458,268

Balance – March 31, 2021	3,306,250	$331	$—	$(15,592,402)	$(15,592,071)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$5,093,731	$2,458,268
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,537)	(1,953)
Change in fair value of warrant liabilities	(5,341,575)	(2,707,000)
Changes in operating assets and liabilities:
Prepaid expenses	2,875	14,458
Accounts payable and accrued expenses	51,402	80,972
Net cash used in operating activities	(202,104)	(155,255)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	75,000
Repayment of promissory note – related party	—	(75,000)
Net cash provided by financing activities	—	—

Net Change in Cash	(202,104)	(155,255)
Cash – Beginning of period	303,615	971,469
Cash – End of period	$101,511	$816,214

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)
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

All activity for the period from July 14, 2020 (inception) through March 31, 2022 relates to the Company’s formation the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the Security and Exchange Commission’s (the “SEC”) “penny stock” rules). If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)
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

The Sponsor and the Company’s officers and directors have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Going Concern and Managements’ Plan

At March 31, 2022, the company had $101,511 of cash within the operating bank account, a working capital deficit of $233,342, and less than twelve months to complete a business combination. No assurances can be given that the Company will complete a business combination before September 22, 2022, the Company’s liquidation date, or through twelve months following the issuance of this report.

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

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)
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

The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for period ended December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company has determined that its significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity. Offering costs amounted to $339,752, of which $313,144 was charged to temporary equity and $26,608 was expensed as incurred in the statements of operation upon the completion of the Initial Public Offering. In addition, the underwriter was paid $2,417,300 at closing of the Initial Public Offering and a deferred underwriting fee of $4,628,750 was recorded as a liability and presented on the accompanying consolidated balance sheets.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)
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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Stock

Basic net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 10,757,500 shares in the calculation of diluted income per share, since the exercise price of the warrants was below the average market price for the period.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. At March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)
The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$4,074,985	$1,018,746	$1,966,614	$491,654
Denominator:
Basic and diluted weighted average shares outstanding	13,225,000	3,306,250	13,225,000	3,306,250

Basic and diluted net income per common stock	$0.31	$0.31	$0.15	$0.15

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,145,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,145,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and all underlying securities will expire worthless. As of the date of the Initial Public Offering, the fair market value of the Private Placement Warrants was $1.01, which caused the Company to charge $55,000 to the Statement of Operations for the Period from July 14, 2020 (Inception) Through December 31, 2020.

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

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)
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

In the event that a successful business combination occurs, distributions to Board Members and other members of the Sponsor are able to be transferred. As of March 31, 2022, no Founder Shares have been transferred and no adjustments have been made to the accompanying consolidated financial statements.

Administrative Support Agreement

The Company has agreed, commencing on September 22, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred approximately $30,000 in fees for these services, of which such amounts are included in accrued expenses in the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Promissory Note — Related Party

On July 14, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $75,000 was repaid at the closing of the Initial Public Offering on September 22, 2020. No amount is outstanding as of March 31, 2022.

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

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

Pipe Engagement Agreement

On August 26, 2021, The Company entered into a Pipe Engagement Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and William Blair & Company L.L.C. for which the Company agrees to pay the placement agents a fee equal to 4% of the aggregate price at which the Securities are sold by the Company. This fee is payable only upon the consummation of a business combination. The Company estimates that the placement agent fee for the proposed merger with Corcentric, see below for discussion of the merger with Corcentric, will be approximately $2,000,000. No amounts related to the agreement have been recorded within the condensed consolidated financial statements as of March 31, 2022.

Capital Markets Agreement

On July 28, 2021, The Company entered into a Capital Markets Agreement with Cowen and Company, LLC (Cowen) for which the Company has agreed to pay Cowen a fee of $1,500,000 to provide capital markets advisory services. This fee is payable only upon the consummation of a business combination. No amounts related to the agreement have been recorded within the consolidated financial statements as of March 31, 2022.

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

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)
Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 13,225,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,306,250 shares of Class B common stock issued and outstanding.

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

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$132,270,363	$132,261,826

Liabilities:
Warrant Liabilities – Public Warrants	1	$1,904,400	5,170,975
Warrant Liabilities – Private Placement Warrants	3	$1,200,000	3,275,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Private Placement Warrants

The fair value of the Private Placement Warrants is reported in the foregoing table as Level 3 fair value.  For the three months ended March 31, 2022, the Private Placement Warrants were not separately traded on an open market.  As such, the Company used Modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date.

NORTH MOUNTAIN MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)
The key inputs into the Modified Black-Scholes model for the Private Placement Warrants at March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Common Stock Price	$9.89	$9.86
Expected term (years)	5.25	5.25
Expected Volatility (Private Placement Warrants) derived from Monte Carlo Simulation	4.37%	12.55%
Estimated probability of successful business combination	100.00%	100.00%
Exercise Price	$11.50	$11.50
Risk-free rate of interest	2.40%	1.28%

Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants at March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market.

The following table presents the Level 3 changes in the fair value of warrant liabilities:

Private Placement

Fair value as of January 1, 2022	$3,275,000
Change in fair value of warrant liabilities	(2,075,000)
Fair value as of March 31, 2022	$1,200,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC (the “2021 Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On December 9, 2021, we entered into the Merger Agreement, by and among North Mountain, Corcentric, Merger Sub I, a direct, wholly owned subsidiary of North Mountain and Merger Sub II, a direct, wholly owned subsidiary of North Mountain. See “Item 1. Business” in the 2021 Annual Report for a description of the contemplated Business Combination and the related agreements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5,093,731, which consisted of a change in fair value of warrant liabilities of $5,341,575 and interest earned on marketable securities held in the trust account of $8,537, offset by operating costs of $256,381.

For the three months ended March 31, 2021, we had net income of $2,458,268, which consisted of a change in fair value of warrant liabilities of $2,707,000 and interest earned on marketable securities held in the trust account of $1,953, offset by operating costs of $250,685.

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

For the three months ended March 31, 2022, cash used in operating activities was $202,104. Net income of $5,093,731 was affected by interest earned on marketable securities held in the trust account of $8,537 and a change in fair value of warrant liabilities of $5,341,575. Changes in operating assets and liabilities provided $54,277 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $155,255. Net income of $2,458,268 was affected by interest earned on marketable securities held in the trust account of $1,953 and a change in fair value of warrant liabilities of $2,707,000. Changes in operating assets and liabilities provided $95,430 of cash for operating activities.

At March 31, 2022, we had cash and marketable securities held in the trust account of $132,270,363. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended March 31, 2022, we did not withdraw any interest earned on the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $101,511 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

At March 31, 2022, we had $101,511 of cash within the operating bank account, a working capital deficit balance of $233,342, and less than twelve months to complete a business combination. No assurances can be given that the Company will complete a business combination before September 22, 2022, the Company’s liquidation date, or through twelve months following the issuance of this report.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported.  Actual results could materially differ from those estimates.  We have identified the following critical accounting policies and estimates:

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”  Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value.  Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity.  At all other times, common stock is classified as stockholders’ equity.  Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events.  Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

Net Income per Common Stock

We calculate earnings per share to allocate net income (loss) evenly to Class A and Class B common shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries.  Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors disclosed in our 2021 Annual Report.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

NORTH MOUNTAIN MERGER CORP.

Date: May 12, 2022	By:	/s/ Charles B. Bernicker
	Name:	Charles B. Bernicker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Nicholas Dermatas
	Name:	Nicholas Dermatas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)