Form 10-Q
period 2022-06-30
North Mountain Merger Corp.
filed 2022-08-16
CIK 1819157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 16, 2022, there were 13,225,000 shares of Class A common stock, par value $0.0001 per share, and 3,306,250 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTH MOUNTAIN MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

NORTH MOUNTAIN MERGER CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$36,376	$303,615
Prepaid expenses	62,250	127,500
Total Current Assets	98,626	431,115

Marketable securities held in Trust Account	132,443,616	132,261,826
TOTAL ASSETS	$132,542,242	$132,692,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	554,620	428,439
Income taxes payable	8,377	—
Total Current Liabilities	562,997	428,439

Deferred underwriting fee payable	4,628,750	4,628,750
Warrant liabilities – Private Warrants	1,251,000	3,275,000
Warrant liabilities – Public Warrants	1,983,750	5,170,975
Total Liabilities	8,426,497	13,503,164

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption, 13,225,000 shares at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	132,250,000	132,250,000

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 13,225,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,306,250 shares issued and outstanding as of June 30, 2022 and December 31, 2021	331	331
Additional paid-in capital	—	—
Accumulated deficit	(8,134,586)	(13,060,554)
Total Stockholders’ Deficit	(8,134,255)	(13,060,223)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$132,542,242	$132,692,941

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating and formation costs	$202,289	$238,322	$458,670	$489,007
Loss from operations	(202,289)	(238,322)	(458,670)	(489,007)

Other income (expense):
Interest earned on investments held in Trust Account	173,253	1,976	181,790	3,929
Change in fair value of warrants liabilities	(130,350)	(2,133,250)	5,211,225	573,750
Other income (expense), net	42,903	(2,131,274)	5,393,015	577,679

(Loss) Income before provision for income taxes	(159,386)	(2,369,596)	4,934,345	88,672
Provision for income taxes	(8,377)	—	(8,377)	—
Net (loss) income	$(167,763)	$(2,369,596)	$4,925,968	$88,672

Weighted average shares outstanding, Class A common stock	13,225,000	13,225,000	13,225,000	13,225,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.01)	$(0.14)	$0.30	$0.01

Weighted average shares outstanding, Class B common stock	3,306,250	3,306,250	3,306,250	3,306,250

Basic and diluted net (loss) income per share, Class B common stock	$(0.01)	$(0.14)	$0.30	$0.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	3,306,250	$331	$—	$(13,060,554)	$(13,060,223)

Net income	—	—	—	5,093,731	5,093,731

Balance – March 31, 2022 (unaudited)	3,306,250	331	—	(7,966,823)	$(7,966,492)

Net loss	—	—	—	(167,763)	(167,763)

Balance – June 30, 2022 (unaudited)	3,306,250	$331	$—	$(8,134,586)	$(8,134,255)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2021

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	3,306,250	$331	$—	$(18,050,670)	$(18,050,339)

Net income	—	—	—	2,458,268	2,458,268

Balance – March 31, 2021 (unaudited)	3,306,250	$331	$—	$(15,592,402)	$(15,592,071)

Net loss	—	—	—	(2,369,596)	(2,369,596)

Balance – June 30, 2021 (unaudited)	3,306,250	$331	$—	$(17,961,998)	$(17,961,667)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH MOUNTAIN MERGER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$4,925,968	$88,672
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(181,790)	(3,929)
Change in fair value of warrant liabilities	(5,211,225)	(573,750)
Changes in operating assets and liabilities:
Prepaid expenses	65,250	82,747
Income taxes payable	8,377	—
Accounts payable and accrued expenses	126,181	77,002
Net cash used in operating activities	(267,239)	(329,258)

Net Change in Cash	(267,239)	(329,258)
Cash – Beginning of period	303,615	971,469
Cash – End of period	$36,376	$642,211

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
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

All activity for the period from July 14, 2020 (inception) through June 30, 2022 relates to the Company’s formation the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

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
June 30, 2022
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

Going Concern and Managements’ Plan

At June 30, 2022, the company had $36,376 of cash within the operating bank account, a working capital deficit of $270,755, and less than twelve months to complete a business combination. No assurances can be given that the Company will complete a business combination before September 22, 2022, the Company’s liquidation date, or through twelve months following the issuance of this report.

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
June 30, 2022
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

The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for period ended December 31, 2022 or for any future periods.

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

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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
June 30, 2022
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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (5.26)% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.17% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. At June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(134,210)	$(33,553)	$(1,895,677)	$(473,919)	$3,940,774	$985,194	$70,938	$17,734
Denominator:
Basic and diluted weighted average shares outstanding	13,225,000	3,306,250	13,225,000	3,306,250	13,225,000	3,306,250	13,225,000	3,306,250

Basic and diluted net (loss) income per common share	$(0.01)	$(0.01)	$(0.14)	$(0.14)	$0.30	$0.30	$0.01	$0.01

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
June 30, 2022
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

In the event that a successful business combination occurs, distributions to Board Members and other members of the Sponsor are able to be transferred. As of June 30, 2022, no Founder Shares have been transferred and no adjustments have been made to the accompanying consolidated financial statements.

Administrative Support Agreement

The Company has agreed, commencing on September 22, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2022 and 2021, the Company incurred approximately $30,000 and $60,000 in fees for these services, respectively, of which such amounts are included in accrued expenses in the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Promissory Note — Related Party

On July 14, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $75,000 was repaid at the closing of the Initial Public Offering on September 22, 2020. No amount is outstanding as of June 30, 2022 and December 31, 2021.

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

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Pipe Engagement Agreement

On August 26, 2021, The Company entered into a Pipe Engagement Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and William Blair & Company L.L.C. for which the Company agrees to pay the placement agents a fee equal to 4% of the aggregate price at which the Securities are sold by the Company. This fee is payable only upon the consummation of a business combination. The Company estimates that the placement agent fee for the proposed merger with Corcentric, see below for discussion of the merger with Corcentric, will be approximately $2,000,000. No amounts related to the agreement have been recorded within the condensed consolidated financial statements as of June 30, 2022.

Capital Markets Agreement

On July 28, 2021, The Company entered into a Capital Markets Agreement with Cowen and Company, LLC (Cowen) for which the Company has agreed to pay Cowen a fee of $1,500,000 to provide capital markets advisory services. This fee is payable only upon the consummation of a business combination. No amounts related to the agreement have been recorded within the consolidated financial statements as of June 30, 2022.

Legal Engagement Agreement

The Company has entered into an engagement agreement with legal counsel to provide legal services in connection with the Business Combination. The fees associated with this engagement are estimated to be $3.5 million and are contingent upon a successful Business Combination. No amounts related to the engagement have been recorded within the condensed consolidated financial statements as of June 30, 2022.

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
June 30, 2022
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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 13,225,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,306,250 shares of Class B common stock issued and outstanding.

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
June 30, 2022
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$132,443,616	$132,261,826

Liabilities:
Warrant Liabilities – Public Warrants	1	$1,983,750	5,170,975
Warrant Liabilities – Private Placement Warrants	3	$1,251,000	3,275,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Private Placement Warrants

The fair value of the Private Placement Warrants is reported in the foregoing table as Level 3 fair value.  For the six months ended June 30, 2022, the Private Placement Warrants were not separately traded on an open market.  As such, the Company used Modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date.

NORTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The key inputs into the Modified Black-Scholes model for the Private Placement Warrants at June 30, 2022 and December 31, 2021:

Input	June 30, 2022	December 31, 2021
Common Stock Price	$9.92	$9.86
Expected term (years)	5.21	5.25
Expected Volatility (Private Placement Warrants) derived from Monte Carlo Simulation	2.88%	12.55%
Estimated probability of successful business combination	100.00%	100.00%
Exercise Price	$11.50	$11.50
Risk-free rate of interest	2.99%	1.28%

Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants at June 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market.

The following table presents the Level 3 changes in the fair value of warrant liabilities:

Private Placement

Fair value as of January 1, 2022	$3,275,000
Change in fair value of warrant liabilities	(2,075,000)
Fair value as of March 31, 2022	1,200,000
Change in fair value of warrant liabilities	51,000
Fair value as of June 30, 2022	$1,251,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months and six months ended June 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. These costs that we incur as a result of being a public company and in our efforts to complete a business combination are represented as operating costs within our financial statements.

For the three months ended June 30, 2022, we had net loss of $167,763, which consisted of operating costs of $202,289, provision for income taxes of $8,377 and a change in fair value of warrant liabilities of $130,350, offset by interest earned on marketable securities held in the Trust Account of $173,253.

For the six months ended June 30, 2022, we had net income of $4,925,968, which consisted of a change in fair value of warrant liabilities of $5,211,225 and interest earned on marketable securities held in the Trust Account of $181,790, offset by operating costs of $458,670 and provision for income taxes of $8,377.

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

For the six months ended June 30, 2022, cash used in operating activities was $267,239. Net income of $4,925,968 was affected by interest earned on marketable securities held in the trust account of $181,790 and a change in fair value of warrant liabilities of $5,211,225. Changes in operating assets and liabilities provided $199,808 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $329,258. Net income of $88,672 was affected by interest earned on marketable securities held in the trust account of $3,929 and a change in fair value of warrant liabilities of $573,750. Changes in operating assets and liabilities provided $159,749 of cash for operating activities.

At June 30, 2022, we had cash and marketable securities held in the trust account of $132,443,616. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended June 30, 2022, we did not withdraw any interest earned on the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $36,376 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We have material cash requirements related to entered agreements in connection with our proposed merger. The Underwriting Agreement, Pipe Engagement Agreement, and Capital Markets Agreement aggregate to approximately $8,100,000 of fees that are required to be paid at the closing of the merger. We intend to use a combination of the remaining funds within our operating bank account of $36,376 as well as the $50,000,000 of funds related to the Subscribers of the proposed merger, as detailed in our Subscription Agreement, to settle our cash requirements. The purpose of this paragraph is to appropriately present our current and projected cash requirements as we continue to close on our proposed merger.

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

Going Concern

At June 30, 2022, we had $36,376 of cash within the operating bank account, a working capital deficit balance of $270,755, and less than twelve months to complete a business combination. No assurances can be given that the Company will complete a business combination before September 22, 2022, the Company’s liquidation date, or through twelve months following the issuance of this report.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of June 30, 2022, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries.  Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

NORTH MOUNTAIN MERGER CORP.

Date: August 16, 2022	By:	/s/ Charles B. Bernicker
	Name:	Charles B. Bernicker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2022	By:	/s/ Nicholas Dermatas
	Name:	Nicholas Dermatas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)